Form 10-Q
period 1995-03-31
RAGAN BRAD INC
filed 1995-05-12
CIK 81764

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                             ----------------------

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the quarter ended March 31, 1995

[ ] Transition report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from         to
                               -------    -------

Commission file number 1-6575


                                BRAD RAGAN, INC.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            North Carolina                                   56-0756067
- --------------------------------------------------------------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                       Identification No.)


       4404-G Stuart Andrew Blvd.
       Charlotte, North Carolina                              28217-9990
- --------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip Code)

                                  704-521-2100
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
- --------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No      .
                                                   -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,190,619 shares of Common Stock ($1 par value) at May 11, 1995.

Part I - Financial Information

Item 1. Financial Statements

STATEMENTS OF FINANCIAL POSITION
- -----------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands, except share and per share data.


                                                                     March 31, 1995       December 31, 1994
                                                                     --------------       -----------------
Assets
- -----------------------------------------------------------------------------------------------------------
Current Assets:
   Cash                                                                 $    145              $    240
   Accounts receivable, less unearned interest income
    of $4,459 and $4,457 and allowance for
    doubtful accounts of $1,526 and $1,637                                69,224                71,061
   Inventories:
     Merchandise                                                          39,719                31,889
     Materials and manufacturing supplies                                  2,695                 2,197
- -----------------------------------------------------------------------------------------------------------
                                                                          42,414                34,086
   Prepaid expenses                                                          476                   276
   Other current assets                                                    2,208                 2,208
- -----------------------------------------------------------------------------------------------------------
                      Total Current Assets                               114,467               107,871
Other assets                                                               3,394                 3,211
Property, plant and equipment, net                                         7,104                  7162
Cost in excess of net assets of businesses acquired, less
  accumulated amortization of $860 and $851                                  570                   579
- -----------------------------------------------------------------------------------------------------------
                                                                        $125,535              $118,823
- -----------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
- -----------------------------------------------------------------------------------------------------------

Current Liabilities:
   Short-term debt - Majority Shareholder                               $ 26,732              $ 25,576
   Accounts payable and accrued expenses:
      Trade                                                               14,425                10,862
      Majority Shareholder                                                17,376                12,704
   Salaries, wages and commissions                                         4,726                 7,231
   Taxes, other than income                                                1,356                 1,128
   Federal and state taxes on income                                           -                   369
   Current portion of deferred revenue                                     2,295                 2,315
   Current portion of long-term debt                                           -                     4
   Current portion of note payable - Majority Shareholder                  5,500                 5,500
   Current portion of other long-term liabilities                            172                   172
- -----------------------------------------------------------------------------------------------------------
                      Total Current Liabilities                           72,582                65,861

Other long-term liabilities, less current portion                          2,672                 2,633
Long-term deferred revenue                                                 2,064                 2,038

Shareholders' Equity:
   Common stock, par value $1 per share:
     Authorized 10,000,000 shares; issued 2,190,619 shares                 2,191                 2,191
   Additional paid-in capital                                              9,171                 9,171
   Retained earnings                                                      36,855                36,929
- -----------------------------------------------------------------------------------------------------------
                      Total Shareholders' Equity                          48,217                48,291
- -----------------------------------------------------------------------------------------------------------

- -----------------------------------------------------------------------------------------------------------
                                                                        $125,535              $118,823
- -----------------------------------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands, except per share data.

                                                                              Three Months Ended
                                                                                   March 31,
                                                                      --------------------------------
                                                                         1995                  1994
- ------------------------------------------------------------------------------------------------------
Net sales                                                             $   52,637            $   49,551
Miscellaneous income - net                                                 3,286                 2,866
- ------------------------------------------------------------------------------------------------------

                                                                          55,923                52,417
- ------------------------------------------------------------------------------------------------------

Cost and expenses:
   Cost of products sold                                                  36,469                33,767
   Selling, administrative and general expenses                           18,976                18,191
   Interest expense                                                          607                   382
- ------------------------------------------------------------------------------------------------------

                                                                          56,052                52,340
- ------------------------------------------------------------------------------------------------------

Income (loss) before income taxes                                           (129)                   77

Provision (benefit) for income taxes                                         (55)                   30
- ------------------------------------------------------------------------------------------------------

Net income (loss)                                                     $      (74)           $       47
- ------------------------------------------------------------------------------------------------------

Income (loss) per common share                                        $    (0.03)           $     0.02
- ------------------------------------------------------------------------------------------------------

Weighted average number of common shares outstanding                  $2,190,619            $2,190,619
- ------------------------------------------------------------------------------------------------------

STATEMENTS OF CASH FLOWS
- ------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands.

                                                                               Three Months Ended
                                                                                    March 31,
                                                                         -----------------------------
                                                                          1995                  1994
- ------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                        $   (74)              $    47
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH FROM OPERATING ACTIVITIES:
   Depreciation and amortization                                             402                   295
   (Gain) loss on sale of property, plant and equipment                      (13)                    2
   Changes in operating assets and liabilities:
      Accounts receivable                                                  1,837                 2,934
      Inventory                                                           (8,327)               (7,809)
      Prepaid expenses                                                      (200)                 (199)
      Accounts payable                                                     8,235                 5,793
      Salaries, wages and commissions                                     (2,505)               (1,801)
      Taxes, other than income tax                                           228                   225
      Federal and state taxes on income                                     (370)                 (167)
      Deferred revenue                                                         6                   (35)
      Other                                                                 (149)                  (96)
- ------------------------------------------------------------------------------------------------------
   Total Adjustments                                                        (856)                 (858)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                         (930)                 (811)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                        (353)                 (478)
Proceeds from disposals of property, plant and equipment                      36                   105
- ------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         (317)                 (373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt paid                                                           (3)                   (4)
Short-term debt - Majority Shareholder                                     1,155                 1,716
- ------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                      $ 1,152               $ 1,712

NET INCREASE (DECREASE) IN CASH                                              (95)                  528
BEGINNING CASH                                                               240                   147
- ------------------------------------------------------------------------------------------------------

ENDING CASH                                                              $   145               $   675
- ------------------------------------------------------------------------------------------------------

NOTES TO FINANCIAL STATEMENTS
BRAD RAGAN, INC.

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

NOTE B - INVENTORIES

Inventories are stated at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method for substantially all inventories. An actual valuation of inventory under the LIFO method is made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations must necessarily be based on management's estimates of expected year-end inventory levels and costs. Since these are subject to many forces beyond management's control, interim results are subject to the final year-end LIFO inventory valuation.

NOTE C - INCOME PER SHARE

Earnings (loss) per common share is computed by dividing net income (loss) by the weighted average number of common and dilutive common equivalent shares outstanding during each period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 1995 Compared To First Quarter 1994

         Net sales increased $3.1 million or 6.2% to $52,637,000 for the first quarter of 1995 compared to $49,551,000 for the same period of 1994. Sales increases were realized in all product categories. On a same location basis, net sales increased in the commercial and retail segments by 8.3% and 3.1%, respectively.

         Miscellaneous income increased $420,000 for the first quarter of 1995 primarily due to greater finance charge income from increased consumer credit sales.

         The gross margin rate decreased to 30.7% for the first quarter of 1995 from 31.9% for the same period of 1994 due to changes in sales mix and higher merchandise acquisition cost.

         Selling, administrative and general expenses increased $785,000 due to expenses associated with increased sales. As a percentage of sales, such expenses decreased to 36.1% for the first quarter of 1995 compared to 36.7% for the 1994 first quarter.

         Interest expense increased $225,000 for the first quarter of 1995 compared to the same period of 1994 due to higher short-term borrowing rates. The Company's average short-term borrowing rate was 7.6% for the first quarter of 1995 compared to 4.8% for the 1994 first quarter.

         Historically, the first quarter does not represent a strong earnings period for the Company. A net loss of $74,000 ($.03 per share) was recorded for the first quarter of 1995 compared to net income of $47,000 ($.02 per share) for the same period of 1994. The earnings reduction can be attributed to lower gross margins and increased interest expense.


Financial Position

         Lower accounts receivable balances from year-end 1994 levels reflect the normal, seasonal trend for the Company. Inventory and related accounts payable increases can be attributed to seasonal merchandise inventory requirements to support the second quarter business levels.

         Total debt was increased $1.2 million from the year-end 1994 amount in order to fund working capital requirements. Short-term debt is originated through the majority shareholder, The Goodyear Tire & Rubber Company, which provides an open line of credit.

                            COMPARATIVE SALES TABLE
                                   (in 000's)


COMMERICAL SALES BY PRODUCT LINE


                             THREE MONTHS ENDED MARCH 31
                        -----------------------------------
                          1995          1994     % VARIANCE
                        -------       -------    ----------
New Tires               $14,653       $13,880        5.6%
Retreading                9,291         8,439       10.1%
Service                   5,383         5,064        6.3%
Rubber Products           2,417         1,831       32.0%
                        -------       -------
       Total            $31,744       $29,214        8.7%
                        =======       =======


RETAIL SALES BY PRODUCT LINE

                            THREE MONTHS ENDED MARCH 31
                        -----------------------------------
                          1995          1994     % VARIANCE
                        -------       -------    ----------
Hard Goods              $ 8,900       $ 8,566        3.9%
New Tires                 5,482         5,479        0.1%
Retreading                  119           116        2.6%
Service                   6,392         6,176        3.5%
                        -------       -------
       Total            $20,893       $20,337        2.7%
                        =======       =======

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits:
                   Exhibit No. 27 - Financial Data Schedule dated March 31, 1995 (for SEC use only)
         (b)     Reports on Form 8-K:
                   No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                           BRAD RAGAN, INC.
                                ----------------------------------------
                                             (Registrant)





DATE:  May 11, 1995             By:         /s/  R. J. Carr
       -------------                ------------------------------------
                                    R. J. Carr, Vice President - Finance
                                      and Chief Financial Officer