Form 10-Q
period 1995-06-30
RAGAN BRAD INC
filed 1995-08-14
CIK 81764

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

                              -----------------

  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934

  For the quarter ended June 30, 1995.

  [  ] Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934

  For the transition period from         to
                                 -------    ------
  Commission file number 1-6575


                               BRAD RAGAN, INC.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           North Carolina                               56-0756067
--------------------------------------------------------------------------------
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)


      4404-G Stuart Andrew Blvd.
      Charlotte, North Carolina                          28217-9990
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)


                                 704-521-2100
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)

                                Not Applicable
--------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No    .
                                                   ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,190,619 shares of Common Stock ($1 par value) at August 10, 1995.

Part I - Financial Information

Item 1. Financial Statements

STATEMENTS OF FINANCIAL POSITION
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands, except share and per share data.

                                                               June 30,1995           December 31, 1994
                                                               ------------           -----------------
Assets
----------------------------------------------------------------------------------------------------------------
Current Assets:
   Cash                                                      $          161              $        240
   Accounts receivable, less unearned interest income
    of $4,490 and $4,457 and allowance for
    doubtful accounts of $1,545 and $1,637                           73,131                    71,061
   Inventories:
     Merchandise                                                     42,343                    31,889
     Materials and manufacturing supplies                             2,589                     2,197
----------------------------------------------------------------------------------------------------------------
                                                                     44,932                    34,086
   Prepaid expenses                                                     500                       276
   Other current assets                                               2,164                     2,208
----------------------------------------------------------------------------------------------------------------
                                  Total Current Assets              120,888                   107,871
Other assets                                                          3,604                     3,211
Property, plant and equipment, net                                    7,214                      7162
Cost in excess of net assets of businesses acquired, less
     accumulated amortization of $869 and $851                          561                       579
----------------------------------------------------------------------------------------------------------------
                                                             $      132,267              $    118,823
----------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
----------------------------------------------------------------------------------------------------------------

Current Liabilities:
   Short-term debt - Majority Shareholder                    $       29,578              $     25,576
   Accounts payable and accrued expenses:
      Trade                                                          13,909                    10,862
      Majority Shareholder                                           18,132                    12,704
   Salaries, wages and commissions                                    5,820                     7,231
   Taxes, other than income                                           1,333                     1,128
   Federal and state taxes on income                                    897                       369
   Current portion of deferred revenue                                2,335                     2,315
   Current portion of long-term debt                                      -                         4
   Current portion of note payable - Majority Shareholder             5,500                     5,500
   Current portion of other long-term liabilities                       166                       172
----------------------------------------------------------------------------------------------------------------
                                Total Current Liabilities            77,670                    65,861

Other long-term liabilities, less current portion                     2,734                     2,633
Long-term deferred revenue                                            2,174                     2,038

Shareholders' Equity:
   Common stock, par value $1 per share:
     Authorized 10,000,000 shares; issued 2,190,619 shares            2,191                     2,191
   Additional paid-in capital                                         9,171                     9,171
   Retained earnings                                                 38,327                    36,929
----------------------------------------------------------------------------------------------------------------
                                  Total Shareholders' Equity         49,689                    48,291
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
                                                             $      132,267              $    118,823
----------------------------------------------------------------------------------------------------------------

STATEMENTS OF OPERATIONS

--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands, except share and per share data.

                                                      Three Months Ended                   Six Months Ended
                                                           June 30,                             June 30,
                                                 -----------------------------       -------------------------------
                                                     1995             1994              1995              1994
--------------------------------------------------------------------------------------------------------------------
Net sales                                        $    62,622      $    61,812        $  115,259        $  111,363
Miscellaneous income - net                             4,250           4 ,450             7,536             7,316
--------------------------------------------------------------------------------------------------------------------
                                                      66,872           66,262           122,795           118,679
Cost and expenses:
   Cost of products sold.                             43,485           42,994            79,954            76,761
   Selling, administrative and general expenses       20,257           20,169            39,233            38,360
   Interest expense                                      627              421             1,234               803
--------------------------------------------------------------------------------------------------------------------

                                                      64,369           63,584           120,421           115,924
--------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                      2,503            2,678             2,374             2,755

Provision (benefit) for income taxes                   1,031              323               976               353
--------------------------------------------------------------------------------------------------------------------

Net income (loss)                                $     1,472      $     2,355        $    1,398        $    2,402
--------------------------------------------------------------------------------------------------------------------

Income (loss) per commonshare                    $      0.67      $      1.00        $     0.64        $     1.04
--------------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
outstanding                                        2,190,619        2,402,495         2,190,619         2,402,495
--------------------------------------------------------------------------------------------------------------------



STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands.
                                                                           Six Months Ended
                                                                               June 30,
                                                                 ---------------------------------------
                                                                       1995                1994
--------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net Income (Loss)                                                   $    1,398          $    2,402
Adjustments To Reconcile Net Income (Loss)
To Net Cash Used In Operating Activities:
   Depreciation and amortization                                           811                 600
   (Gain) loss on sale of property, plant and equipment                    (13)                (20)
   (Provision) benefit for deferred taxes                                   15                (749)
Changes in operating assets and liabilities:
      Accounts receivable, net                                          (2,071)             (1,195)
      Inventories                                                      (10,846)             (8,626)
      Prepaid expenses                                                    (224)               (148)
      Accounts payable and accrued expenses                              8,475               7,658
      Salaries, wages and commissions                                   (1,410)               (844)
      Taxes, other than income tax                                         205                 186
      Federal and state taxes on income                                    527                 894
      Deferred revenue                                                     156                  87
      Other                                                               (278)               (404)

--------------------------------------------------------------------------------------------------------
   Total Adjustments                                                    (4,653)             (2,561)

Net Cash Provided By (Used In) Operating Activities                     (3,255)               (159)

Cash Flows From Investing Activities:
Capital expenditures                                                      (865)               (708)
Proceeds from disposals of property, plant and equipment                    42                 110
--------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Investing Activities                       (823)               (598)

Cash Flows From Financing Activities:
Long-term debt paid                                                         (3)                 (7)
Short-term debt - Majority Shareholder                                   4,002               1,305
--------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Financing Activities                 $    3,999          $    1,298

Net Increase (Decrease) In Cash                                            (79)                541
Beginning  Cash                                                            240                 147
--------------------------------------------------------------------------------------------------------

Ending Cash                                                         $      161          $      688
--------------------------------------------------------------------------------------------------------


NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
BRAD RAGAN, INC.

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

NOTE C - INCOME PER SHARE

Earnings per common share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during each period.

NOTE D - ACCOUNTING FOR INCOME TAXES

In 1992, the Company adopted Statement of Accounting Standards No. 109, "Accounting for Income Taxes," pursuant to which a deferred tax asset was recorded to reflect temporary difference between financial and tax return recognition of certain income and expense items. For the second quarter and the first half of 1994, income tax expense was partially offset by the reduction in the deferred tax asset valuation allowance. This reduction in the valuation allowance was based on management's determination of the realization of the deferred tax asset in accordance with SFAS 109.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Second Quarter 1995 Compared To Second Quarter 1994

     Net sales for the quarter ended June 30, 1995, increased $810,000 to $62.6 million compared to $61.8 million for the same period of 1994. Commercial sales were up 1.9% primarily due to increased sales of rubber products. Retail sales were up .5% primarily due to increased service sales. On a same location basis, commercial and retail sales were up 1.2% and .6%, respectively.

     Miscellaneous income decreased slightly to $4.3 million for the second quarter of 1995 compared to $4.5 million for the second quarter of 1994 primarily due to lower finance charge income resulting from decreased consumer credit sales.

     The second quarter 1995 gross margin rate increased slightly to 30.6% compared to 30.4% for the 1994 second quarter.

     Selling, administrative and general expenses increased slightly to $20.3 million for the second quarter of 1995 compared to $20.2 million for the same period of 1994. As a percentage of sales, these expenses decreased to 32.3% for the 1995 second quarter compared to 32.6 for the 1994 second quarter.

     Higher short-term borrowing rates resulted in increased interest expense of $627,000 for the second quarter of 1995 compared to $421,000 for second quarter of 1994. The average short-term borrowing rates for the second quarters of 1995 and 1994 were 7.6% and 5.5%, respectively.

     Net income of $1,472,000 ($.67 per share) was recorded for the second quarter of 1995 compared to $2,355,000 ($1.00 per share) for the same period of 1994. The earnings decrease is attributed to increased income tax expense as described in Note D of Notes to Financial Statements and increased interest expense.

FIRST HALF 1995 COMPARED TO FIRST HALF 1994

     Net sales increased $3.9 million to $115,259,000 for the six months ended June 30, 1995, compared to $111,363,000 for the same period of 1994. Commercial sales were up 4.9% primarily due to increased sales of rubber products. Retail sales increased 1.5% primarily due to higher service sales. On a same location basis, commercial and retail sales were up 4.4% and 1.7%, respectively.

     Miscellaneous income increased slightly to $7.5 million for the first half of 1995 compared to $7.3 million for the same period of 1994.

     The gross margin rate for the first half of 1995 decreased to 30.6% from 31.1% for the same period of 1994 due to higher product acquisition cost.

     Selling, administrative and general expenses increased to $39.2 million for the first half of 1995 from $38.4 million for the same period of 1994 due to expenses directly associated with increased sales. As a percentage of sales, these expenses decreased to 34.0% from 34.4%.

     Higher short-term borrowing rates resulted in increased interest expense for the first half of 1995 compared to the 1994 first half. The Company's average short-term borrowing rate for the first half of 1995 was 7.6% compared to 5.2% for the same period of 1994.

     Net income of $1,398,000 ($.64 per share) was recorded for the six months ended June 30, 1995, compared to $2,402,000 ($1.04 per share) for the same period of 1994. The income reduction can be attributed to increased income tax expense as described in Note D of Notes to Financial Statements and increased interest expense.

FINANCIAL POSITION

     Increased accounts receivable balances from year-end 1994 reflect the strong second quarter selling season. Inventory and related accounts payable balances increased from the year-end 1994 levels to support sales growth for the first half of 1995.

     Total debt was increased $4.0 million from the year-end 1994 level in order to fund working capital requirements primarily associated with increased inventories. Short-term debt is originated through the majority shareholder, The Goodyear Tire & Rubber Company, which provides an open line of credit.

                              BY BUSINESS SEGMENT
                             (Amounts In Thousands)



        COMMERCIAL SALES BY PRODUCT LINE



                                    THREE MONTHS ENDED JUNE 30,                       SIX MONTHS ENDED JUNE 30,
                            --------------------------------------------          -----------------------------------
                               1995             1994           %VARIANCE            1995         1994       %VARIANCE
                            ----------        ---------        ---------          ---------    ---------    ---------
   New Tires                 $17,230           $18,044            -4.5%            $31,883       $31,924       -0.1%
   Retreading                 10,325             9,957             3.7%             19,616        18,396        6.6%
   Service                     5,867             5,913            -0.8%             11,250        10,977        2.5%
   Rubber Products             3,052             1,889            61.6%              5,469         3,720       47.0%
                             -------           -------                             -------       -------
         Total               $36,474           $35,803             1.9%            $68,218        65,017        4.9%
                             =======           =======                             =======       =======


        RETAIL SALES BY PRODUCT LINE


                                    THREE MONTHS ENDED JUNE 30,                       SIX MONTHS ENDED JUNE 30,
                            --------------------------------------------          -----------------------------------
                               1995             1994           %VARIANCE            1995         1994       %VARIANCE
                            ----------        ---------        ---------          ---------    ---------    ---------
  Hard Goods                 $12,464           $12,808            -2.7%            $21,364       $21,374          -
  New Tires                    6,209             6,252            -0.7%             11,691        11,731       -0.3%
  Retreading                     126               135            -6.7%                245           251       -2.4%
  Service                      7,349             1,889             7.9%             13,741        12,990        5.8%
                             -------           -------                             -------       -------
         Total               $26,148           $26,009             0.5%            $47,041       $46,346        1.5%
                             =======           =======                             =======       =======

                          PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

          The Company held its 1995 Annual Meeting of Shareholders on May 25, 1995. The only item on the agenda was the election of directors for which votes were cast or withheld as follows:

                 Nominee                                         For                      Withheld
                 -------                                         ---                      --------
          Samir F. Gibara                                       2,045,206                     0
          William P. Brophey                                    2,045,206                     0
          Ronald J. Carr                                        2,045,206                     0
          Richard D. Pearson                                    2,045,206                     0
          Richard E. Sorensen                                   2,045,006                   200
          Charles A. Bethel, Jr.                                2,045,206                     0

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits:  27 - Financial Data Schedule (for SEC use only)

          (b)  Reports on Form 8-K:
                 No reports on Form 8-K were filed during the quarter for which this report is filed.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              BRAD RAGAN, INC.
                                    ---------------------------------------
                                                (Registrant)





DATE:     August 14, 1995           By:       /s/  R. J. Carr
          ---------------              ------------------------------------
                                          R. J. Carr, Vice President -
                                       Finance and Chief Financial Officer