Form 10-Q
period 1995-09-30
RAGAN BRAD INC
filed 1995-11-14
CIK 81764

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q

                              ----------------

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 1995.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from          to
                               --------    ---------
Commission file number 1-6575

                               BRAD RAGAN, INC.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                 North Carolina                        56-0756067
-------------------------------------------------------------------------------
         (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)




         4404-G Stuart Andrew Blvd.
         Charlotte, North Carolina                         28217-9990
-------------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)


                                 704-521-2100
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                Not Applicable
-------------------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes   X      No   .
                                            ---       ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 2,190,619 shares of Common Stock ($1 par value) at November 10, 1995.

Part I - Financial Information

Item 1.  Financial Statements

STATEMENTS OF FINANCIAL POSITION
------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands, except share and per share data.
                                                                             September 30, 1995     December 30, 1994
                                                                             ------------------     -----------------
Assets
------------------------------------------------------------------------------------------------------------------------
Current Assets:
 Cash                                                                            $    115             $     240
 Accounts receivable, less unearned interest income
  of $4,511 and $4,457 and allowance for
  doubtful accounts of $1,720 and $1,637                                           73,053                71,061
Inventories
 Merchandise                                                                       39,398                31,889
 Material and manufacturing supplies                                                2,413                 2,197
-----------------------------------------------------------------------------------------------------------------------
                                                                                   41,811                34,086
Prepaid expenses                                                                      361                   276
Other current assets                                                                2,510                 2,208
-----------------------------------------------------------------------------------------------------------------------
                                               Total Currents Assets              117,850               107,871
Other assets                                                                        3,932                 3,211
Property, plant and equipment, net                                                  7,190                 7,162
Cost in excess of net assets of businesses acquired, less
 accumulated amortization of $878 and $851                                            552                   579
-----------------------------------------------------------------------------------------------------------------------
                                                                                $ 129,524             $ 118,823
-----------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
-----------------------------------------------------------------------------------------------------------------------
Current Liabilities:
 Short-term debt - Majority Shareholder                                         $  28,124             $  25,576
 Accounts payable and accrued expenses:
  Trade                                                                            14,529                10,862
  Majority Shareholder                                                             14,893                12,704
Salaries, wages and commissions                                                     6,897                 7,231
Taxes, other than income                                                            1,123                 1,128
Federal and state taxes on income                                                     410                   369
Current portion of deferred revenue                                                 2,415                 2,315
Current portion of long-term debt                                                       -                     4
Current portion of note payable - Majority Shareholder                              5,500                 5,500
Current portion of other long-term liabilities                                        162                   172
-----------------------------------------------------------------------------------------------------------------------
                                               Total Current Liabilities           74,053                65,861

Other long-term liabilities, less current portion                                   2,901                 2,633
Long-term deferred revenue                                                          2,080                 2,038

Shareholders' Equity:
 Common stock, par value $1 per share:
   Authorized 10,000,000 shares; issued 2,190,619 shares                            2,191                 2,191
 Additional paid-in capital                                                         9,171                 9,171
 Retained earnings                                                                 39,128                36,929
-----------------------------------------------------------------------------------------------------------------------
                                               Total Shareholders' Equity          50,490                48,291
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------
                                                                               $  129,524            $  118,823
-----------------------------------------------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands, except share and per share data.
                                                                        Three Months Ended           Nine Months Ended
                                                                          September 30,                September 30,
                                                                          -------------                -------------

                                                                        1995        1994             1995          1994
----------------------------------------------------------------------------------------------------------------------------
Net sales                                                           $   63,672  $   63,269      $   178,931    $  174,632
Miscellaneous income - net                                               3,331       3,776           10,867        11,092
----------------------------------------------------------------------------------------------------------------------------
                                                                        67,003      67,045          189,798       185,724
----------------------------------------------------------------------------------------------------------------------------
Cost and expenses:
 Cost of products sold                                                  44,432      44,422          124,386       121,183
 Selling, administrative and general expenses                           20,441      20,210           59,674        58,570
 Interest expense                                                          653         499            1,887         1,302
----------------------------------------------------------------------------------------------------------------------------

                                                                        65,526      65,131          185,947       181,055
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                               1,477       1,914            3,851         4,669

Provision for income taxes                                                 676         406            1,652           759
----------------------------------------------------------------------------------------------------------------------------

Net income                                                          $      801  $    1,508      $     2,199    $    3,910
----------------------------------------------------------------------------------------------------------------------------

Net income per common share                                         $     0.37  $     0.65      $      1.00    $     1.69
----------------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
  outstanding                                                        2,190,619   2,402,495        2,190,619     2,402,495
----------------------------------------------------------------------------------------------------------------------------


STATEMENTS OF CASH FLOW
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands.

                                                                          Nine Months Ended
                                                                            September 30,
                                                                          -----------------

                                                                        1995           1994
--------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME:                                                         $   2,199        $   3,910

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH FROM OPERATING ACTIVITIES:
 Depreciation and amortization                                          1,228              916
 (Gain) loss on sale of property, plant and equipment                     (25)             (31)
 (Provision) benefit for deferred taxes                                  (264)          (1,239)
 Changes in operating assets and liabilities:
  Accounts receivable                                                  (1,993)          (2,632)
  Inventory                                                            (7,724)          (8,887)
  Prepaid Expenses                                                        (85)            (226)
  Accounts payable                                                      5,857            9,752
  Salaries, wages and commissions                                        (333)            (627)
  Taxes, other than income tax                                             (5)              42
  Federal and state taxes on income                                        40              665
  Deferred revenue                                                        143              113
  Other                                                                  (513)            (425)
--------------------------------------------------------------------------------------------------------------------------

Total Adjustments                                                      (3,674)          (2,579)
--------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    (1,475)           1,331

CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures                                                  (1,252)          (1,960)
 Proceeds from disposals of property, plant and equipment                  58              122
--------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                    (1,194)          (1,838)

CASH FLOWS FROM FINANCING ACTIVITIES:
 Long-term dept paid                                                       (3)             (11)
 Short-term debt - Majority Shareholder                                 2,547              504
--------------------------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                     2,544              493

NET INCREASE (DECREASE) IN CASH                                          (125)             (14)
BEGINNING CASH                                                            240              147
--------------------------------------------------------------------------------------------------------------------------
ENDING CASH                                                         $     115        $     133
==========================================================================================================================

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

NOTE C - INCOME PER SHARE

Earnings per common share is computed by dividing net income by the weighted average number of common and dilutive common equivalent shares outstanding during each period. The Company had no dilutive common equivalent shares for the third quarter and nine-month periods ended September 30, 1995.

NOTE D - ACCOUNTING FOR INCOME TAXES

In 1992, the Company adopted Statement of Accounting Standards No. 109, "Accounting for Income Taxes," pursuant to which a deferred tax asset was recorded to reflect temporary differences between financial reporting and tax reporting bases of the Company's assets, liabilities and expense items. For the third quarter and the nine-month period ended September 30, 1994, income tax expense was partially offset by the reduction in the deferred tax asset valuation allowance. This reduction in the valuation allowance was based on management's determination of the realization of the deferred tax asset in accordance with SFAS 109.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 1995 COMPARED TO THIRD QUARTER 1994

         Net sales for the quarter ended September 30, 1995, were up $403,000 to $63.7 million from $63.3 million for the same period of 1994. On a same location basis, commercial and retail sales were up .4% and .2%, respectively.

         Miscellaneous income decreased $445,000 in the third quarter of 1995 compared to the same period of 1994 primarily due to lower finance charge income resulting from decreased consumer credit sales. It is anticipated that miscellaneous income will be lower in future periods due in substantial part to a reduction in anticipated net revenues derived from charges in respect of certain retail credit sales transactions.

         The third quarter 1995 gross margin rate increased slightly to 30.2% compared to 29.8% for the 1994 third quarter.

         Selling, administrative and general expenses increased slightly to $20.4 million for the quarter of 1995 from $20.2 million for the 1994 third quarter.

         Higher short-term borrowing rates resulted in increased interest expense for the third quarter of 1995 compared to the same period of 1994. The average short-term borrowing rates for the third quarters of 1995 and 1994 were 7.4% and 6.2%, respectively.

         The Company recorded net income of $801,000 ($.37 per share) for the third quarter of 1995 compared to $1,508,000 ($.65 per share) for the same period of 1994. The earnings decrease is primarily attributed to increased income tax expense as described in Note D of Notes to Financial Statements and increased interest expense. Net income will be adversely affected in future periods as the result of planned elimination of certain charges in connection with retail installment credit sales.


NINE MONTHS 1995 COMPARED TO NINE MONTHS 1994

         Net sales were up $4.3 million for the nine-month period ended September 30, 1995, compared to the same period of 1994. Sales increases were realized in both the commercial and retail segments. On a same location basis, commercial and retail sales were up 2.3% and 1.2%, respectively.

         Miscellaneous income decreased slightly from $11.1 million for the nine-month period of 1994 to $10.9 million for the same period of 1995.

         The gross margin rate for the nine-month period of 1995 was 30.5% down slightly from 30.6% for the same period of 1994.

         Selling, administrative and general expenses were up $1.1 million for the nine-month period of 1995 to $59.7 million compared to $58.6 million for the same period of 1994 due to expenses directly associated with increased sales.

         Higher short-term borrowing rates resulted in increased interest expense. The average short-term borrowing rates for the nine-month periods ended September 30, 1995 and 1994 were 7.5% and 5.6%, respectively.

         The Company recorded net income of $2,199,000 ($1.00 per share) for the nine-month period of 1995 compared to $3,910,000 ($1.69 per share) for the same period of 1994. The earnings decrease is primarily attributed to increased income tax expense as described in Note D of Notes to Financial Statements and increased interest expense.

FINANCIAL POSITION

         Accounts receivable balances higher than year-end 1994 levels reflect seasonal sales volume increases during the second and third quarters. Inventory and related accounts payable balances increased from year-end 1994 levels to support increased sales volume.

         Total debt increased $2.5 million from year-end 1994 levels in order to fund working capital requirements. Short-term debt is originated through the majority shareholder, The Goodyear Tire & Rubber Company, which provides an open line of credit.

                           COMPARATIVE SALES ANALYSIS
                              BY BUSINESS SEGMENT
                             (AMOUNTS IN THOUSANDS)





COMMERCIAL SALES BY PRODUCT LINE


                            THREE MONTHS ENDED SEPTEMBER 30,                      NINE MONTHS ENDED SEPTEMBER 30,
                        ----------------------------------------             -----------------------------------------
                        1995              1994        % VARIANCE               1995               1994%       VARIANCE
                        -------           -------     ----------             --------            --------     --------
New Tires               $19,709           $20,793        -5.2%                $51,592             $52,717      -2.1%
Retreading               10,897            10,455         4.2%                 30,513              28,851       5.8%
Service                   6,142             6,108         0.6%                 17,392              17,085       1.8%
Rubber Products           3,169             2,204        43.8%                  8,638               5,924      45.8%
                        -------           -------                            --------            --------
   Total                $39,917           $39,560         0.9%               $108,135            $104,577      3.4%
                        =======           =======                            ========            ========




RETAIL SALES BY PRODUCT LINE

                               THREE MONTHS ENDED SEPTEMBER 30,                        NINE MONTHS ENDED SEPTEMBER 30,
                           ----------------------------------------              -----------------------------------------
                            1995              1994       % VARIANCE               1995                1994%       VARIANCE
                           ------            -------     ----------              -------             ------       --------
Hard Goods                 $10,462           $10,482        -0.2%                $31,826             $31,856        -0.1%
New Tires                    6,314             6,410        -1.5%                 18,005              18,141        -0.7%
Retreading                     126               140       -10.0%                    371                 391        -5.1%
Service                      6,853             6,677         2.6                  20,594              19,667         4.7%
                           -------           -------                             -------             -------
     Total                 $23,755           $23,709         0.2%                $70,796             $70,055         1.1%
                           =======           =======                             =======             =======

                          PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         The Company is a defendant in the following two proceedings relating to certain installment credit sales transactions.

(1) A civil action, Ricks, et al. vs Brad Ragan Inc. et al., was filed in the Circuit Court for Jefferson County, Alabama, on behalf of a purported class consisting of all past and current budget account debtors to the Company and other defendants in Alabama alleging that the Company and the other defendants violated the Alabama fraud and consumer protection laws by charging the plaintiffs for non-filing insurance (in-lieu of making appropriate filings under the Alabama Uniform Commercial Code) in connection with credit extended in connection with certain retail installment credit sales transactions. The plaintiffs are seeking statutory damages, including cancellation of their account agreements, unspecified punitive damages and other remedies.

(2) A civil action, Jordan, et al vs Avco Financial, et al. was filed in the United States District Court for the Middle District of Georgia, Columbus Division, against the Company and several other defendants on behalf of a purported class of plaintiffs consisting of all persons nationwide who were charged for non-filing insurance by the defendants. The complaint alleges that the defendants, in the course of collecting non-filing insurance fees in respect of certain retail installment credit sales transactions, violated the Federal Truth in Lending Act, the Federal Racketeer Influenced and Corrupt Organizations Act and that the defendants' activities also constituted common law fraud, breach of contract and conversion. The plaintiffs are seeking statutory remedies, unspecified compensatory and punitive damages and attorney's fees and costs.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits:

                          27 - Financial Data Schedule dated September 30, 1995
                               (for SEC use only)

         (b)     Report on Form 8-K:

                          No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                      BRAD RAGAN, INC
                                            ------------------------------------
                                                        (Registrant)


DATE:  November 10, 1995                             By: /s/ R.J. Carr
                                            ------------------------------------
                                            R.J. Carr, Vice President - Finance
                                                 and Chief Financial Officer