Form 10-K
period 1995-12-31
RAGAN BRAD INC
filed 1996-03-27
CIK 81764

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1995

[   ]    Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934.

For the transition period from                to
                              ---------------    ------------------------

Commission file number 1-6575

                                BRAD RAGAN, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          NORTH CAROLINA                                  56-0756067
--------------------------------------------------------------------------------
(State or other jurisdiction of                   (IRS Employer Identification
incorporation or organization)                    Number)

4404-G STUART ANDREW BOULEVARD, CHARLOTTE, NORTH CAROLINA           28217
--------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code:  704-521-2100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class                   Name of Each Exchange on Which Registered
--------------------------------------------------------------------------------
COMMON STOCK ($1 PAR VALUE)                      AMERICAN STOCK EXCHANGE

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No      .
                                               ----     -----

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $57,179,325 as of March 18, 1996.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,190,619 shares of Common Stock ($1 Par Value) as of March 18, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 1996 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I

ITEM 1.  BUSINESS

                                    GENERAL

         Brad Ragan, Inc. (hereafter called the "Company" or the "Registrant," as appropriate for this report), is a 75%-owned subsidiary of The Goodyear Tire & Rubber Company, Akron, Ohio ("Goodyear").

         The business of the Company is the sale of new and retreaded tires, home products and automotive services. It is functionally divided into two industry segments: (a) commercial tire retreading and tire replacement operations, which are generally referred to as commercial centers, and (b) retail automotive service, new tires and home products operations.

         The Company's commercial division generated 60.8% of consolidated sales during 1995, 60.2% in 1994 and 58.6% in 1993. These commercial centers serve both the off-the-road customers (mines, contractors and others) and over-the- highway customers (trucking).

         The Company's retail division operates primarily in the rural markets of the southeastern United States, offering a broad line of Goodyear tires, automotive service and home products.

         For purposes of identifying revenues by division, the Company defines each operating location as either commercial or retail. Financial information for both of these segments is presented in Note 16 of Notes to Financial Statements located elsewhere in this report.

                                   COMMERCIAL

         The number of the Company's commercial centers in operation at the end of each of the last five years was as follows:

                            Centers in Operation
                               at December 31
            -----------------------------------------------------
            1991         1992        1993       1994         1995
            ----         ----        ----       ----         ----
             48           49          49         48           49

         The Company's 49 commercial centers are located in 20 states. Eight of the centers are capable of retreading all common sizes of off-the-road tires used on earth-moving and other similar heavy equipment by the BAND-LUG(TM) process, the BAND-LUG(TM) "Computer Cut Tread" process or the mold cure process. Thirteen of the commercial centers (five of which have off-the-road retreading capability) can retread over-the-highway truck tires. The remaining centers are sales and service outlets. From its commercial centers, the Company operates a fleet of approximately 250 one-ton or larger service trucks.

         Purchases of over-the-highway and off-the-road tires are principally from Goodyear and are controlled from the corporate office and from individual locations. Other merchandise and supplies required in commercial centers are ordered by the managers of individual locations.

         The commercial division has two supporting units: a rubber mixing plant in Radford,

Virginia, and a mobile equipment service unit in Spruce Pine, North Carolina. These units service the needs of the Company in addition to contributing revenue from sales to Goodyear and other customers.

         The Company serves commercial customers from its commercial centers through its sales force calling on existing and potential customers as well as through its service associates who drive the service trucks, ascertain the customers' needs and requirements and furnish tires and services. These service associates constitute an important link between the Company and its customers. They are often able to generate significant on-the-job sales as part of their customer service.

         In 1995, the Company was not dependent upon any one customer or group of customers for as much as 10.0% of the commercial division's revenue. The Company does not have any material long-term contracts with its commercial customers for specific quantities of products, because customer requirements vary widely depending on the level of activity in the customer's operations. Tires are supplied from inventory or to the customer's order on a very short lead-time basis, and the Company, therefore, does not consider order backlog a material element in its business.

         The Company's commercial operations are divided into two major categories: off-the-road ("OTR") and over-the-highway.

Off-the-Road ("OTR")

         The Company provides a broad range of products and services to its OTR customers. These include new tires, various types of retreading, tire repairs and OTR tire service. Such services are an integral part of the mix of choices available to customers and give the Company more opportunities to serve them.

         The Company relies upon its internally developed retreading techniques to provide value to the customer and return on investment in the OTR tire replacement market.

         Its BAND-LUG(TM) process involves the application of bands of uncured natural rubber to the prepared surfaces of OTR tire casings and the attachment of formed bars of rubber to the bands to form raised lugs. The tire is then cured in a pressurized steam vessel capable of containing any size tire up to and including the largest OTR tires commonly in use. Principal advantages of the BAND-LUG(TM) process over conventional methods include (a) diversity of tread depth, design and composition obtainable with a single extruder and steam vessel, (b) faster curing and processing time because heat is applied equally to the inside and outside of the tire and (c) because tires are cured in a relaxed state and at lower temperatures, tire casings are subjected to less stress and possible damage. Disadvantages of the process include (a) appearance of tires, which does not as closely approximate that of new tires, and (b) the fact that the process is labor intensive.

         The Company has developed an extension of the BAND-LUG(TM) process known as the BAND-LUG(TM) "Computer Cut Tread" method, which provides a greater selection of tread designs, depths and sizes as well as an improved appearance. It utilizes a computer controlled machine, which automatically cuts the tread pattern in built up rubber that has been applied in bands onto the carcass.
The tread pattern is uniform in depth, width and configuration on each tire.

Over-the-Highway

         The over-the-highway tire market serviced by the Company consists of truck tire replacement customers for both new and retreaded tires. Retreading capability for truck tires exists in thirteen locations, all of which utilize a precure retread process.

         Most of the Company's commercial over-the-highway tire business is concentrated in the "medium" commercial truck tire sizes. These tires are sold to owners of small and large fleets for various applications including linehaul, local delivery, mining and a variety of other commercial uses.

         The Company's commercial centers also sell tires for smaller vehicles including light-duty trucks and automobiles. These revenue sources represent approximately 5.5% of the commercial division's sales.

                                   RETAIL

         The Company's retail stores are authorized dealers for Goodyear tires and General Electric appliances. Forty-five of these outlets are located in North Carolina, twenty-seven in South Carolina, sixteen in Tennessee, fourteen in Georgia, ten in Alabama, four in Virginia and five in Mississippi. The number of the Company's retail stores in operation at the end of each of the last five years was as follows:

                             STORES IN OPERATION
                               at December 31
            -----------------------------------------------------
            1991         1992         1993      1994         1995
            ----         ----         ----      ----         ----
             130          123          123       122          121

       The selective closing, sale or consolidation of outlets is determined through an evaluation of earnings, working capital return and operating cash flow. The Company will continue to review marginal retail locations based on these financial criteria along with the market potential of the area.

       Market potential, competitive conditions and projected financial return are criteria used in accessing opportunities for modernization, relocation or new construction in both new and existing markets.

       The typical retail store has approximately 7,500 square feet of space, with individual stores ranging from 3,150 to 16,000 square feet. All are air conditioned and well maintained. The retail stores in North Carolina and South Carolina operate under the name "Carolina Tire Company," and the stores in other states operate under the name "Brad Ragan Tire and Appliance." The name is prominently displayed on the storefront. The stores also display the Goodyear name and logo. No single store presently accounts for more than three percent of total retail store sales.

       Sales of new and retreaded tires account for approximately 25.9% of the Company's retail sales. Approximately 45.5% is derived from sales of home products, including refrigerators, air conditioners, ranges, freezers and washer-dryers and from mowers, tillers, televisions and home entertainment products. The balance of retail sales are generated from providing automotive service, including automobile brake and alignment services and engine tune-ups.

       Approximately 51% of the retail division's sales are made on credit under installment sale security agreements between the Company and the customer. The Company considers its installment credit polices to be an important factor in the retail division sales strategy. Credit terms may be extended up to 36 months, although 24 months is the maximum on most sales. Down payments of at least 10% are encouraged but not required. The Company operates a credit administration center in Charlotte, NC for the purpose of establishing credit limits on individual accounts, approving new accounts and initiating collection activities when accounts become past due. During 1995, finance charge revenues amounted to $11,902,000 or approximately 11.3% of retail division revenues. Property and life insurance is offered, but not required, on installment credit sales.

       The Company advertises in local newspapers and over local radio stations through cooperative efforts with Goodyear, General Electric and others. The Company also utilizes direct mailing efforts to promote retail sales.

       The Company's Vice President and General Manager-Retail Division and his staff, along with each individual store manager, plan and maintain purchasing and inventory controls and product marketing. A 64,000 square foot retail warehouse located in Salisbury, North Carolina, permits the Company to consolidate the majority of its home product purchasing.

                             EMPLOYEE RELATIONS

       The Company has approximately 1,680 employees. Approximately 830 of the employees are engaged primarily in commercial operations, 810 employees are in retail operations and 40 are engaged in other operations, primarily in administrative and management capacities.

       Approximately 62 employees are members of labor unions. The Company considers that the relations between it and its employees are good.

                         COMPETITION AND REGULATION

       In its commercial activities the Company competes primarily with the major rubber companies and with regional and local independent companies that sell new and retreaded tires.

       The Company's retail stores are engaged in competition with chain stores in certain markets and other local tire and appliance outlets. Accurate figures with respect to the size of the markets served by the Company are not readily available. Management believes that the Company is a minor factor in the overall retail markets served, although it is frequently a significant factor in the relatively small communities in which its stores are generally located.

       The Company has no formal established program whereby professional employees are engaged full time on material research activities relating to the development of new products or the improvement of existing products.

       All of the Company's operations must meet extensive federal, state and local regulatory standards, primarily in the areas of safety, health and environmental pollution. In general, the Company has experienced no difficulty in complying with these standards, and it believes that they have not had any material adverse effect on its sales or operations. Additional governmental standards and regulations may be prescribed in the future; however, the Company is unable to predict what effect, if any, such standards and regulations will have on its sales or results of operations. Management of the Company believes that the operation of its facilities and its disposal of waste materials are in compliance with all applicable laws and regulations, but compliance with future requirements regarding environmental quality may necessitate capital outlays. It is not anticipated that any such capital outlays would materially affect the earning power of the business or cause material changes in the Company's business or intended business.

       Various federal and state authorities have the power to adopt safety regulations with respect to motor vehicles and the tires with which they are equipped. Management believes that the Company is presently in compliance with all published state and federal statutes and regulations (including those of the United States Department of Transportation) relative to retreading of tires. The Company cannot predict, however, what other laws and regulations might be adopted in the future or what their effect on its business might be.

                                  SUPPLIERS

       Goodyear supplies a majority of the new tires sold by the Company, and nearly all Company locations are franchised dealers of Goodyear. Goodyear provides the Company with an open, unsecured short-term line of credit to fund working capital requirements.

       On December 31, 1995, the Company issued a one-year $5.5 million promissory note to Goodyear that may be renewable on December 31, 1996, depending on business conditions. The note represented an extension of a previous inventory ledger balance financing arrangement dated November 30, 1989, with an outstanding balance due on December 31, 1995, of $5.5 million. The note is interest-bearing at 120% of the prime rate as announced by Citibank, N.A., New York, on the first day of each quarter during the term of the note. According to the agreement, Goodyear will fully waive any interest due under the note, provided the ratio of the Company's annual purchases of off-the-road tires from Goodyear to the average outstanding balance of the note equals or exceeds two and one half to one (2.5:1). Interest will be prorated if the ratio is less than 2.5:1. In 1995, the ratio exceeded 2.5:1, and, therefore, Goodyear imposed no interest charges related to this agreement.

       The Company's rubber processing plant in Radford, Virginia, supplies substantially all of the Company's rubber needs for the BAND-LUG(TM) and BAND-LUG(TM) "Computer Cut Tread" processes and most of its needs for conventional mold processes. With this plant, the Company can compound rubber to meet the specialized needs of its customers and obtain better control over inventories of rubber supplies and the quality of the rubber compounds it uses. The plant currently operates on one shift.

       With respect to appliance sales, stores operate under dealer arrangements with General Electric and other suppliers. These arrangements may be terminated on short notice by either party. General Electric Capital provides financing for inventories of General Electric products.

       In management's opinion, while the termination of any of these supply arrangements would have some temporary impact upon the directly affected portion of the Company's business, it would not adversely affect its overall business for any significant period of time, inasmuch as alternative sources of supply are believed to be readily available.

       The Company is not dependent upon any single outside source for any other supplies or services used.

                                 SEASONALITY

       The second and third quarters normally produce stronger sales and revenues for the Company. The retail division experiences increased sales of home products and powered equipment, while the commercial division's sales of off-the-road and farm tires are greater during the spring and summer months.

ITEM 2.  PROPERTIES.

         The following table summarizes the Company's present use of properties:



                          APPROXIMATE SQUARE FEET OF FLOOR SPACE

        PRINCIPAL USE              LEASED            OWNED
        -------------              ------            -----

        Commercial                 674,854          227,942

        Retail                     915,824           96,690

        Corporate                   24,184            - 0 -



         At December 31, 1995 the Company operated 121 retail centers, 48 commercial centers, one commercial support facility, one retail warehouse and one manufacturing plant in the United States as described in Item 1 hereof. Three retail stores, five commercial centers, the support facility, the retail warehouse and the manufacturing plant are Company-owned, and the balance are rented under leases expiring at various dates through the year 2005. The Company believes that the activities carried out in rented properties can be readily transferred to other locations should the need to do so arise. In the Company's opinion, all of its properties are in good condition, well-maintained, suitable and adequate for the activities conducted by the Company therein.

ITEM 3.   LEGAL PROCEEDINGS.

         The Company is a defendant in two civil proceedings relating to certain installment credit sales transactions:

(1) Ricks, et al. vs. Brad Ragan, Inc. et al., was filed in December, 1994 in the Circuit Court for Jefferson County, Alabama, on behalf of a purported class consisting of all past and current installment account debtors of the Company and other defendants in Alabama alleging that the Company and other defendants violated the Alabama fraud and consumer protection laws by charging the plaintiffs for non-filing insurance (in-lieu of making filings under the Alabama Uniform Commercial Code) in connection with credit sales transactions. The plaintiffs are seeking statutory damages, including cancellation of their account agreements, unspecified punitive damages and other remedies. After having been removed to Federal Court, on September 28, 1995, the case was remanded to the Circuit Court for Jefferson County, Alabama.

(2) Jordan, et al vs. Avco Financial, et al., was filed in April, 1995, in the United States District Court for the Middle District of Georgia, Columbus Division, against the Company and several other defendants on behalf of a purported class of plaintiffs consisting of all persons nationwide who were charged for non-filing insurance by the defendants. The complaint alleges that the defendants, in the course of charging and collecting non-filing insurance fees in respect of certain retail installment credit sales transactions violated the federal Truth in Lending Act, the federal Racketeer Influenced and Corrupt Organizations Act and that the defendants' activities also constituted common law fraud, breach of contract and conversion. The plaintiffs are seeking statutory remedies, unspecified compensatory and punitive damages and attorneys' fees and costs. The case remains in the discovery phase for the purpose of class certification.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       Not applicable.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the American Stock Exchange under the symbol BRD. There were approximately 159 shareholders of record as of March 18, 1996.

         Information regarding stock prices during the past two years follows:


         Quarter Ended                     Stock Prices
         -------------                     ------------

                                         Low         High
                                         ---         ----
         March 31, 1994                  27             $32
         June 30, 1994                   27 1/2          30 1/4
         September 30, 1994              27              34
         December 31, 1994               32              34
           For Year 1994                 27              34


         March 31, 1995                 $32             $35
         June 30, 1995                   31              34
         September 30, 1995              30              34 1/2
         December 31, 1995               32 1/2          35
           For Year 1995                 30              35



       The Company has not paid a cash dividend during the past two years.

ITEM 6.  SELECTED FINANCIAL DATA.

       See "Five Year Highlights" under Item 14 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

REVIEW OF 1995 RESULTS

         Net sales for the year ended December 31, 1995, increased $2.9 million or 1.3% to $236,975,000 compared to $234,037,000 for 1994. On a same location basis, net sales were up for the commercial and retail divisions 1.1% and .1%, respectively.

         Miscellaneous income decreased $803,000 for 1995 compared to 1994 primarily due to lower finance charge income resulting from decreased consumer credit sales and the discontinuance of certain charges in connection with retail installment sales. It is anticipated that miscellaneous income will be lower in future periods due in substantial part to a reduction in anticipated net revenues derived from charges in respect of certain retail credit sales transactions.

         The gross margin rate decreased slightly to 30.0% for 1995 compared to 30.3% for 1994.

         Selling, administrative and general expenses increased 1.2% during 1995 due to expense associated with increased sales. Such expenses remained constant as a percentage of sales at 33.9% for both 1995 and 1994.

         Interest expense increased $612,000 for 1995 compared to 1994 due to higher short-term borrowing rates. The Company's average short-term borrowing rate increased to 7.5% for 1995 compared to 5.86% for 1994.

         The Company's effective income tax rate was 43.7% in 1995 as compared to 15.0% in 1994. The 1994 provision for income taxes was reduced by approximately $1.2 million (26% of pre-tax income) due primarily to a reduction in the Company's deferred income tax asset valuation allowance. The Company has net deferred income tax assets of approximately $4.8 million as of December 31, 1995. For further discussion refer to Note 14 of Notes to Financial Statements included elsewhere in this report.

         The Company recorded net income of $1,356,000 ($.62 per share) for the year ended December 31, 1995, compared to $3,836,000 ($1.75 per share) for 1994. The earnings decrease is primarily attributed to the items discussed above.

REVIEW OF 1994 RESULTS

         Net sales for the year ended December 31, 1994, increased $6.8 million or 3.0% to $234,037,000 compared to $227,204,000 for 1993. On a same location basis, net sales for the commercial division increased 4.6%, while retail sales declined .8%. Retail sales decreases can be attributed to lower sales of seasonal home products.

         Miscellaneous income decreased $525,000 primarily due to lower finance charge income resulting from reduced consumer credit sales.

         Favorable sales mix and lower cost resulted in an increased gross margin of 30.3% for 1994 compared to 29.6% for 1993.

         Selling, administrative and general expenses increased $2.5 million in 1994 compared to 1993 due to expenses associated with increased sales. Such expenses remained constant as a percentage of sales at 33.9% for both 1993 and 1994.

         Interest expense increased $195,000 for 1994 compared to 1993 due to higher short-term interest rates. The Company's average short-term borrowing rate increased to 5.86% for 1994 compared to 4.72% for 1993.

         The Company recorded net income of $3,836,000 ($1.75 per share) for the year ended December 31, 1994, compared to $2,814,000 ($1.28 per share) for 1993. Net income for 1993 includes a one-time transition obligation charge of $1,253,000 ($.57 per share) related to the adoption of Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"), described in Note 5 of Notes to Financial Statements included elsewhere in this report.

          In accordance with the provisions of statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), the 1993 tax provision was fully offset through the recognition of a deferred tax asset, while the 1994 tax provision was only partially offset as described in
Note 14 of Notes to Financial Statements included elsewhere in this report. The Company's income before income taxes and effect of change in accounting principle improved $444,000 compared to 1993 due to increased sales and improved gross margins.

LIQUIDITY AND CAPITAL RESOURCES

         The Company maintains an open, unsecured line of credit with The Goodyear Tire & Rubber Company, its major shareholder, to fund working capital requirements. The borrowing rate on the line of credit is based on the 30-day LIBOR plus 1.5% as reported on the Reuter Money Service Monitor System effective the first day of each calendar month. Although Goodyear retains the right to require payment or discontinue additional advances on the line of credit at its discretion, management believes that Goodyear will continue to provide funding. The Company believes that Goodyear has the financial capacity to fund any anticipated request by the Company to expand this line of credit. At December 31, 1995, the level of this debt was $25,323,000, or $253,000 lower than the December 31, 1994 level.

         An outstanding note balance of $5,500,000 payable to Goodyear on December 31, 1995, pursuant to an inventory ledger balance financing agreement, was extended for one year and becomes due and payable on December 31, 1996.
For further discussion, refer to Note 2 of Notes to Financial Statements included elsewhere in this report.

         Working capital decreased .2% during 1995 to $41.9 million compared to $42.0 million for 1994. Net cash provided by operating activities was $3.8 million in 1995. Cash provided by net income, before depreciation and amortization, was $3.0 million. Additional cash was provided principally by a reduction in receivables and an increase in accounts payable, partially offset by an increase in inventories. Cash provided by operating activities was reinvested principally in capital equipment with capital expenditures totalling $3.7 million. Financing activities reflect a net decrease in the short-term credit facility provided by Goodyear of approximately $.3 million.

         The Company is self-insured for substantial portions of liabilities related to casualty losses, disability, workers' compensation and health care benefits. Payments of $5.6 million were made during 1995 for this purpose compared to $5.7 million in 1994. It is expected that cash flow generated from operations will continue to be sufficient to fund these programs.

         The Company is one of several defendants in two legal proceedings related to certain fees charged in connection with installment credit sales transactions. While it is not possible at this time to determine the extent, if any, to which the Company may be liable or to reasonably estimate the amount of any possible liability, in the event of an adverse final determination in these cases, the Company's ability to meet its financing needs may be affected.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements of the Company appear under Item 14 of this report:
                                                                    Page No.
         Statements of Operations and Retained Earnings
            Years ended December 31, 1995, 1994 and 1993               16

         Statements of Financial Position -
            December 31, 1995, and December 31, 1994                   17

         Statements of Cash Flow -
            Years ended December 31, 1995, 1994 and 1993               18

         Notes to Financial Statements                                 19

         Schedule II - Valuation and Qualifying Accounts
            and Reserves                                               25

         Report of Independent Accountants                             26

The supplementary financial information required by Item 8 of Form 10-K appears under Item 14 of this report. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and, therefore, have been omitted.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                               BOARD OF DIRECTORS

         The following persons are members of the Company's Board of Directors:

NAME                               PRINCIPAL OCCUPATION OR EMPLOYMENT
----                               ----------------------------------
Eugene R. Culler                   Executive Vice President of Goodyear

William P. Brophey                 Vice Chairman of the Board, President and
                                   Chief Executive Officer of the Company

Ronald J. Carr                     Vice President - Finance and Chief
                                   Financial Officer, Secretary and
                                   Treasurer of the Company

Charles A. Bethel, Jr.             Retired, Formerly Vice President
                                   (Original Equipment Tire Sales)
                                    of Goodyear

Richard D. Pearson                 Owner and manager of companies
                                   involved in selling and
                                   leasing heavy duty trucks and
                                   other heavy equipment

Richard E. Sorensen                Dean of the College of Business, Virginia
                                   Polytechnic Institute and State
                                   University



         Additional information regarding Directors required by Item 10 of Form 10-K appears in the Company's proxy statement for the 1996 Annual Meeting of Shareholders under the captions "Election of Directors" and "Beneficial Ownership of Common Stock" reference to which is hereby made, and the information there is incorporated herein by reference.


                      EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth information regarding the present executive officers of the Company:


   NAME AND AGE                       POSITIONS AND OFFICES WITH THE COMPANY
   ------------                       --------------------------------------
   Eugene R. Culler (57)              Chairman of the Board

   William P. Brophey (58)            Vice Chairman of the Board,
                                      President and Chief Executive Officer



   NAME AND AGE                       POSITIONS AND OFFICES WITH THE COMPANY
   ------------                       --------------------------------------
   Ronald J. Carr (51)                Vice President - Finance and
                                      Chief Financial Officer,
                                      Secretary and Treasurer

   James E. Owens (61)                Vice President and General Manager -
                                      Retail Division

   Ronald P. Rumble (51)              Vice President and General Manager -
                                      Commercial Division




         There are no family relationships between any of the executive officers or Directors.

         Mr. Eugene R. Culler, Jr. has been employed by Goodyear for 35 years. He has been Executive Vice President responsible for North American Tires since April, 1995. Prior to that he was President and CEO of Goodyear's Canadian subsidiary. He previously served as Chairman of the Board of Directors of the Company from August, 1988 to October, 1991. He was most recently elected a Director and Chairman of the Board of the Company on July 27, 1995.

         Mr. Brophey has more than 35 years of service with the Company and Goodyear. He held numerous field and corporate positions in wholesale, retail, credit, sales and marketing before being promoted to General Marketing Manager, Commercial Tire Products in 1984. Prior to that, he was Region Manager of Goodyear's Great Lakes Region. He was elected President and Chief Executive Officer of the Company effective October 1, 1988, and Vice Chairman of the Board of Directors on March 10, 1994.

         Mr. Carr joined the Company on May 1, 1992. He has been employed by the Company and Goodyear for more than 25 years, most recently as Manager, Financial Information for Goodyear's North American Tire Division (September, 1989 through April, 1992). Prior to that he held various positions in Goodyear's General Products and Tire Divisions and at Motor Wheel Corporation, a former Goodyear subsidiary. He was elected Vice President - Finance and Chief Financial Officer, Secretary and Treasurer on May 1, 1992.

         Mr. Owens has been employed by the Company and Goodyear for more than 40 years. Most recently, he was District Manager for Goodyear in Birmingham, Alabama, for three years and District Manager in Atlanta, Georgia, for five years. He was elected Vice President and General Manager-Retail Division on February 8, 1988.

         Mr. Rumble joined the Company on March 1, 1993. He has been employed by the Company and Goodyear for more than 25 years, most recently as Marketing Manager, Commercial Truck Tires for the Replacement Tire Division. Prior to that, he held various positions in Goodyear's Replacement Tire, Original Equipment and General Products Divisions. Effective March 1, 1993, he was elected Vice President and General Manager - Commercial Division.

         Officers serve for a term of one year or until their successors are elected and qualify. The next meeting of the Board of Directors at which officers will be elected is scheduled for May 23, 1996.

ITEM 11.     EXECUTIVE COMPENSATION.

         The information required by Item 11 of Form 10-K appears in the Company's proxy statement for the 1996 Annual Meeting of Shareholders under the caption "Executive Compensation," reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 12 of Form 10-K appears in the Company's proxy statement for the 1996 Annual Meeting of Shareholders under the caption "Beneficial Ownership of Common Stock" reference to which is hereby made, and the information there is incorporated herein by reference.



ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 of Form 10-K appears in the Company's proxy statement for the 1996 Annual Meeting of Shareholders under the caption "Compensation Committee Interlocks and Insider Participation," reference to which is hereby made, and the information there is incorporated herein by reference.



                                    PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The listing of financial statements and financial statement schedules required by Item 14 of Form 10-K appears on page 11 under Item 8 of this report. The listing of exhibits appears on the Exhibit Index.

(b) Reports on Form 8-K. None filed during the last quarter of the fiscal year covered by this report.

(c)      Exhibits Filed.  See Exhibit Index.

(d) Financial Statement Schedules. See Schedule II, which follows Notes to Financial Statements.


FIVE YEAR HIGHLIGHTS
---------------------------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------------------------
BRAD RAGAN, INC.


AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA.

                                                       YEAR ENDED DECEMBER 31,
---------------------------------------------------------------------------------------------------------------------
                                                 1995            1994           1993            1992         1990
---------------------------------------------------------------------------------------------------------------------
REVENUES                          1ST QTR    $  55,923         $ 52,417     $  50,808       $  48,687     $  43,616
                                  2ND           66,872           66,262        66,837          61,104        55,410
                                  3RD           67,003           67,045        64,500          59,891        57,604
                                  4TH           61,344           63,283        60,554          57,862        51,057
---------------------------------------------------------------------------------------------------------------------
                                  TOTAL      $ 251,142         $249,007     $ 242,699       $ 227,544     $ 207,687
---------------------------------------------------------------------------------------------------------------------
COSTS OF PRODUCTS SOLD            1ST QTR    $  36,469         $ 33,767     $  33,038       $  31,203     $  27,359
                                  2ND           43,485           42,994        43,924          39,676        35,588
                                  3RD           44,432           44,422        42,775          39,586        38,271
                                  4TH           41,464           41,985        40,235          38,962        33,715
---------------------------------------------------------------------------------------------------------------------
                                  TOTAL      $ 165,850         $163,168     $ 159,972       $ 149,427     $ 134,933
---------------------------------------------------------------------------------------------------------------------
SELLING, ADMINISTRATIVE AND       1ST QTR    $  18,976         $  18,191    $  17,672       $  17,802     $  17,554
  GENERAL EXPENSES                2ND           20,257            20,169       19,901          19,759        18,637
                                  3RD           20,441            20,210       19,581          19,183        19,132
                                  4TH           20,723            20,885       19,828          19,355        20,470
---------------------------------------------------------------------------------------------------------------------
                                  TOTAL      $  80,397         $  79,455    $  76,982       $  76,099     $  75,793
---------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME       1ST QTR    $    (129)        $      77    $    (333)      $    (842)    $  (2,051)
  TAX AND EFFECT OF CHANGE IN     2ND            2,503             2,678        2,567           1,121           589
  ACCOUNTING PRINCIPLE            3RD            1,477             1,914        1,723             661          (393)
                                  4TH           (1,441)             (158)         110            (916)    $  (3,638)
---------------------------------------------------------------------------------------------------------------------
                                  TOTAL      $   2,410         $   4,511    $   4,067       $      24     $  (5,493)
---------------------------------------------------------------------------------------------------------------------
PROVISION (BENEFIT) FOR           1ST QTR    $     (55)        $      30    $       -       $       -     $    (772)
     INCOME TAXES                 2ND            1,031               323            -            (592)          245
                                  3RD              676               406            -            (321)          242
                                  4TH             (598)              (84)           -       $       -           (51)
---------------------------------------------------------------------------------------------------------------------
                                  TOTAL      $   1,054         $     675    $       -       $    (913)    $    (336)
---------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EFFECT OF    1ST QTR    $     (74)        $      47    $    (333)      $    (842)    $  (1,279)
  CHANGE IN ACCOUNTING            2ND            1,472             2,355        2,567           1,713           344
  PRINCIPLE                       3RD              801             1,508        1,723             982          (635)
                                  4TH             (843)              (74)         110            (916)       (3,587)
---------------------------------------------------------------------------------------------------------------------
                                  TOTAL      $   1,356         $3,836       $   4,067       $     937     $  (5,157)
---------------------------------------------------------------------------------------------------------------------
EFFECT OF CHANGE IN ACCOUNTING    1ST QTR    $       -         $    -       $   1,253       $     909     $       -
  PRINCIPLE                       2ND                -              -               -               -             -
                                  3RD                -              -               -               -             -
                                  4TH                -              -               -               -             -
---------------------------------------------------------------------------------------------------------------------
                                  TOTAL      $       -         $    -       $   1,253       $     909     $       -
---------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                 1ST QTR    $     (74)        $   47       $  (1,586)      $  (1,751)    $  (1,279)
                                  2ND            1,472          2,355           2,567           1,713           344
                                  3RD              801          1,508           1,723             982          (635)
                                  4TH             (843)           (74)            110            (916)       (3,587)
---------------------------------------------------------------------------------------------------------------------
                                  TOTAL      $   1,356         $3,836       $   2,814       $      28     $  (5,157)
---------------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK:        1ST QTR        (0.03)        $ 0.02       $   (0.15)      $   (0.39)    $   (0.58)
  INCOME (LOSS) BEFORE EFFECT     2ND             0.67           1.00            1.12            0.78          0.16
  OF CHANGE IN ACCOUNTING         3RD             0.37           0.65            0.76            0.45         (0.29)
  PRINCIPLE.  (NOTE 1)            4TH            (0.39)         (0.03)           0.05           (0.42)        (1.64)
---------------------------------------------------------------------------------------------------------------------
                                  TOTAL      $    0.62         $ 1.75       $    1.85       $    0.42     $   (2.35)
---------------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK:        1ST QTR    $       -         $    -       $   (0.57)      $   (0.41)    $       -
  EFFECT OF CHANGE IN ACCOUNTING  2ND                -              -               -               -             -
  PRINCIPLE.  (NOTE 1)            3RD                -              -               -               -             -
                                  4TH                -              -               -               -             -
---------------------------------------------------------------------------------------------------------------------
                                  TOTAL      $       -       $      -       $   (0.57)      $   (0.41)    $       -
---------------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK:        1ST QTR    $   (0.03)      $   0.02       $   (0.72)      $   (0.80)    $   (0.58)
  NET INCOME (LOSS)  (NOTE 1)     2ND             0.67           1.00            1.12            0.78          0.16
                                  3RD             0.37           0.65            0.76            0.45         (0.29)
                                  4TH            (0.39)         (0.03)           0.05           (0.42)        (1.64)
---------------------------------------------------------------------------------------------------------------------
                                  TOTAL      $    0.62      $    1.75       $    1.28       $    0.01     $   (2.35)
---------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER SHARE                     $       -      $       -       $       -       $       -     $    0.12
---------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING            2,190,619      2,190,619       2,190,619       2,190,619     2,190,619
---------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                 $ 122,013      $ 118,823       $ 114,037       $ 109,933     $ 105,644
---------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                               $       -      $       4       $      17       $   6,030     $  12,044
---------------------------------------------------------------------------------------------------------------------
WORKING CAPITAL                              $  41,942      $  42,010       $  40,231       $  42,401     $  48,090
---------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY                         $  49,647      $  48,291       $  44,454       $  41,640     $  41,612
---------------------------------------------------------------------------------------------------------------------
BOOK VALUE PER SHARE                         $   22.66      $   22.04       $   20.29       $   19.01     $   19.00
---------------------------------------------------------------------------------------------------------------------

THE COMPANY ADOPTED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 112 DURING THE 1993 FOURTH QUARTER, RETROACTIVE TO JANUARY 1,
1993.  ACCORDINGLY, THE PREVIOUSLY REPORTED RESULTS OF THE FIRST QUARTER OF 1993 HAVE BEEN RESTATED.  REFER TO NOTE 12 OF NOTES TO
FINANCIAL STATEMENTS INCLUDED IN THIS REPORT.



STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
BRAD RAGAN, INC.

AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA.

                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
                                                           1995                      1994                   1993
----------------------------------------------------------------------------------------------------------------
NET SALES                                              $ 236,975                 $234,037               $227,204
MISCELLANEOUS INCOME                                      14,167                   14,970                 15,495
----------------------------------------------------------------------------------------------------------------
                                                         251,142                  249,007                242,699
----------------------------------------------------------------------------------------------------------------
COST AND EXPENSES:
  COST OF PRODUCTS SOLD                                  165,850                  163,168                159,972
  SELLING, ADMINISTRATIVE AND GENERAL
  EXPENSES                                                80,397                   79,455                 76,982
  INTEREST EXPENSE                                         2,485                    1,873                  1,678
----------------------------------------------------------------------------------------------------------------
                                                         248,732                  244,496                238,632
----------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES AND EFFECT
  OF CHANGE IN ACCOUNTING PRINCIPLE                        2,410                    4,511                  4,067
----------------------------------------------------------------------------------------------------------------
PROVISION (BENEFIT) FOR INCOME TAXES                       1,054                      675                     --
----------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE                                     1,356                    3,836                  4,067
----------------------------------------------------------------------------------------------------------------
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                     --                        --                  1,253
----------------------------------------------------------------------------------------------------------------
NET INCOME                                                 1,356                    3,836                  2,814
----------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS AT BEGINNING OF YEAR                    36,929                   33,093                 30,279
----------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS AT END OF YEAR                       $  38,285                 $ 36,929               $ 33,093
----------------------------------------------------------------------------------------------------------------
PER SHARE OF COMMON STOCK:
  INCOME (LOSS) BEFORE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                            $    0.62                 $   1.75               $   1.85
  EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE                                                 --                       --                   (.57)
  NET INCOME (LOSS)                                         0.62                     1.75                   1.28
----------------------------------------------------------------------------------------------------------------

THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.




STATEMENTS OF FINANCIAL POSITION
----------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------
BRAD RAGAN, INC.

AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA.
----------------------------------------------------------------------------------------------------------------

                                                           DECEMBER 31, 1995                   DECEMBER 31, 1994
ASSETS                                                     -----------------                   -----------------
----------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
  CASH AND CASH EQUIVALENTS                                   $     478                             $    240
  ACCOUNTS RECEIVABLE, LESS UNEARNED INTEREST
    INCOME OF $4,319 AND $4,457 AND ALLOWANCE FOR
    DOUBTFUL ACCOUNTS OF $1,907 AND $1,637                       68,235                               71,061
INVENTORIES
  MERCHANDISE                                                    35,021                               31,889
  MATERIALS AND MANUFACTURING SUPPLIES                            2,363                                2,197
----------------------------------------------------------------------------------------------------------------
                                                                 37,384                               34,086
PREPAID EXPENSES                                                    730                                  276
OTHER CURRENT ASSETS                                              2,581                                2,208
----------------------------------------------------------------------------------------------------------------
                                  TOTAL CURRENT ASSETS          109,408                              107,871
OTHER ASSETS                                                      3,029                                3,211
PROPERTY, PLANT AND EQUIPMENT, NET                                9,033                                7,162
COST IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED, LESS
     ACCUMULATED AMORTIZATION OF $887 AND $851                      543                                  579
----------------------------------------------------------------------------------------------------------------
                                                              $ 122,013                             $118,823
----------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
----------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
  SHORT-TERM DEBT - MAJORITY SHAREHOLDER                      $  25,323                             $ 25,576
  ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
    TRADE                                                        14,087                               10,862
  MAJORITY SHAREHOLDER                                           11,623                               12,704
  SALARIES, WAGES AND COMMISSIONS                                 7,327                                7,231
  TAXES, OTHER THAN INCOME                                        1,046                                1,128
  FEDERAL AND STATE TAXES ON INCOME                                  --                                  369
  CURRENT PORTION OF DEFERRED REVENUE                             2,499                                2,315
  NOTE PAYABLE - MAJORITY SHAREHOLDER                             5,500                                5,500
  CURRENT PORTION OF OTHER LONG-TERM LIABILITIES                     61                                  176
----------------------------------------------------------------------------------------------------------------
                                  TOTAL CURRENT LIABILITIES      67,466                               65,861

OTHER LONG-TERM LIABILITIES, LESS CURRENT PORTION                 3,019                                2,633
LONG-TERM DEFERRED REVENUE                                        1,881                                2,038
CONTINGENCIES

SHAREHOLDERS' EQUITY:
  COMMON STOCK, PAR VALUE $1 PER SHARE:
     AUTHORIZED 10,000,000 SHARES:
     ISSUED 2,190,619 SHARES                                      2,191                                2,191
  ADDITIONAL PAID-IN CAPITAL                                      9,171                                9,171
  RETAINED EARNINGS                                              38,285                               36,929
----------------------------------------------------------------------------------------------------------------
                                  TOTAL SHAREHOLDERS' EQUITY     49,647                               48,291
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
                                                              $ 122,013                             $118,823
----------------------------------------------------------------------------------------------------------------

THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.



STATEMENTS OF CASH FLOW
-------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------
BRAD RAGAN, INC.

AMOUNTS IN THOUSANDS.

                                                                              YEAR ENDED DECEMBER 31,
                                                                          -----------------------------
                                                                             1995       1994       1993
-------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                        $   1,356    $ 3,836   $ 2,814


ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH FROM OPERATING ACTIVITIES:
   DEPRECIATION AND AMORTIZATION                                             1,670      1,296     1,192
   (GAIN) LOSS ON SALE OF PROPERTY, PLANT AND EQUIPMENT                       (223)       (30)      103
   DEFERRED TAX ASSET                                                         (291)    (1,383)   (1,951)
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                     --         --     1,253
   CHANGES IN OPERATING ASSETS AND LIABILITIES:
    ACCOUNTS RECEIVABLE                                                      2,826        877    (5,338)
    INVENTORY                                                               (3,298)    (2,277)    1,814
    PREPAID EXPENSES                                                          (454)      (161)      550
    ACCOUNTS PAYABLE                                                         2,144       (721)    1,323
    SALARIES, WAGES AND COMMISSIONS                                             97        173      (499)
    TAXES, OTHER THAN INCOME TAX                                               (82)       315       (12)
    FEDERAL AND STATE TAXES ON INCOME                                         (369)       203      (134)
    DEFERRED REVENUE                                                            27         70       469
    OTHER                                                                      359       (231)      (45)
                                                                         ---------    -------   -------
   TOTAL ADJUSTMENTS                                                         2,406     (1,869)   (1,275)
                                                                         ---------    -------   -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                    3,762      1,967     1,539
                                                                         ---------    -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
CAPITAL EXPENDITURES                                                        (3,689)    (2,789)   (1,073)
PROCEEDS FROM DISPOSALS OF PROPERTY, PLANT AND EQUIPMENT                       421        138       125
                                                                         ---------    -------   -------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         (3,268)    (2,651)     (948)
                                                                         ---------    -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
LONG-TERM DEBT PAID                                                             (3)       (15)   (6,012)
NOTE PAYABLE - MAJORITY SHAREHOLDER                                             --         --      (500)
OTHER LONG - TERM LIABILITIES - MAJORITY SHAREHOLDER                            --         --      (292)
SHORT-TERM DEBT - MAJORITY SHAREHOLDER                                        (253)       792     5,637
                                                                         ---------    -------   -------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                           (256)       777    (1,167)
                                                                         ---------    -------   -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                           238         93      (576)
BEGINNING CASH AND CASH EQUIVALENTS                                            240        147       723
                                                                         ---------    -------   -------
ENDING CASH AND CASH EQUIVALENTS                                         $     478    $   240   $   147
                                                                         =========    =======   =======

THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.


NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands except share and per share amounts)
BRAD RAGAN, INC.

NOTE 1:    SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------
Organization: The Company is a 75%-owned subsidiary of The Goodyear Tire & Rubber Company ("Goodyear").

Cash and Cash Equivalents: Cash and cash equivalents include cash on hand, cash in banks and cash equivalents, which are highly liquid debt instruments with maturities of less than 90 days.

Accrued Insurance Reserves: Substantial portions of liabilities related to casualty losses, disability, workers' compensation and health care benefits are self-insured. The expected cost of casualty and workers' compensation claims is recognized at the time a claim is asserted and also includes an estimate of incurred but not reported claims.

Earnings Per Share: Earnings per common share is computed by dividing net income by the weighted average number of common and common equivalent shares outstanding during each period. An option to acquire 650,000 shares of the Company's common stock by Goodyear expired on November 10, 1994, and is considered a common stock equivalent only in the periods that its inclusion, using the treasury stock method, would have had a dilutive effect on earnings per share.

Inventories: Inventories are stated at the lower of cost or market, with cost determined using the last-in, first-out (LIFO) method for substantially all inventories.

Accounts Receivable: Included in accounts receivable are amounts relating to installment sales, which amounts are payable over periods in excess of one year. In accordance with normal trade practice, these amounts are classified as current assets. Gross profit on installment sales is recognized in the year of sale, and interest income is recognized ratably over the life of the contract.

Extended Warranty Contracts: The Company sells extended warranty contracts on certain tires and home products. Under tire warranty contracts, the Company provides certain services when the contract is sold. For contracts sold after 1990, the Company recognizes the portion of contract revenue attributable to such services when the contract is sold and the services are performed; the balance of the revenue is deferred and amortized using the straight-line method over the life of the contracts. Revenues for all other extended warranty contracts are deferred and amortized over the lives of the contracts.

Depreciation and Amortization: Depreciation is computed principally by the straight-line method over the estimated useful life of each asset. Ranges of the estimated lives used in computing depreciation and amortization are as follows: buildings, 15 to 40 years; machinery and equipment, 3 to 10 years; vehicles, 3 to 5 years; and leasehold improvements, over life of lease.

Amortization of Intangibles: Amortization of intangibles is computed using the straight-line method over the estimated period benefited ranging from five to forty years.

Location Start-Up Costs: Location start-up costs incurred during preoperation periods are charged against current operations.

Income Taxes: The Company provides for income taxes currently payable and records deferred income tax assets and liabilities based on the temporary differences between financial reporting and income tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income tax assets are reduced, if necessary, through a valuation allowance to the amount which management believes is more likely than not to be realized.

Effect of recently issued accounting pronouncements: The Company will be required to adopt Statement of Financial Accounting Standards No. 121 (SFAS
121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," effective in the first quarter of 1996. SFAS 121 requires the recognition of impairment loss on long-lived assets, principally property, plant and equipment and intangible assets, when facts and circumstances indicate that impairment may exist. The Company does not believe that adoption of SFAS 121 will have a material affect on the Company's financial position or results of operations.

Pervasiveness of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2:    AFFILIATE TRANSACTIONS
--------------------------------------------------------------------------------
Goodyear is the Company's principal supplier of new tires and is the Company's majority shareholder. As one of Goodyear's largest dealers, the Company has a continuing relationship with Goodyear that includes sales assistance, cooperative advertising, training of employees, leasing of facilities and other matters. Purchases from Goodyear were $63,811, $63,766 and 63,304 for the years ended December 31, 1995, 1994 and 1993, respectively. Sales to Goodyear were $9,167, $7,181 and $6,789 for the years ended December 31, 1995, 1994 and 1993, respectively. The Company also leases certain equipment and facilities from Goodyear. Rents paid pursuant to such leases amounted to $1,439, $1,516 and $1,599 in 1995, 1994 and 1993, respectively.

On December 31, 1995, the Company issued a one-year $5.5 million promissory note to Goodyear that may be renewable on December 31, 1996, depending upon business conditions. The note represented an extension of a previous inventory ledger balance financing arrangement dated November 30, 1989, with an outstanding balance due on December 31, 1995, of $5.5 million. The note is interest-bearing at 120% of the prime rate as announced by Citibank, N.A., New York, NY, on the first day of each quarter during the term of the note. Interest due under the note will be fully waived provided the ratio of the Company's annual purchases of off-the-road tires from Goodyear to the average outstanding balance of the note equals or exceeds two and one half to one (2.5:1). Interest will be prorated if the ratio is less than 2.5:1. In 1995, 1994, and 1993 the ratio exceeded 2.5:1, and interest was fully waived.

On November 13, 1989, the Company entered into an option agreement granting Goodyear the non-transferable right to purchase up to 650,000 additional shares of the Company's Common Stock. Goodyear paid $162 to the Company for the option rights. The exercise price per share was based on the higher of the five-day average market price of the stock prior to the date of exercise or the book value at the end of the previous fiscal quarter; but in no event higher than $75.00 per share or lower than $25.00 per share. The option agreement expired unexercised on November 10, 1994.


NOTE 3:    MISCELLANEOUS INCOME
--------------------------------------------------------------------------------

Miscellaneous income consisted of the following:

                                                                       Year Ended December 31,
                                                                1995           1994               1993
                                                             -------        -------            -------
Finance charge revenue                                       $11,902        $12,919            $13,878
Delivery commissions                                             996          1,101                781
Interest on short-term investments                               787            820                791
Other - net                                                      482            130                 45
                                                             -------        -------            -------
                                                             $14,167        $14,970            $15,495
-------------------------------------------------------------------------------------------------------

NOTE 4:    ACCOUNTS RECEIVABLE
--------------------------------------------------------------------------------

                                                                                  December 31,
                                                                               1995               1994
                                                                            -------            -------
Installment receivables                                                     $57,587            $60,147
Commercial receivables                                                       15,078             15,495
All other                                                                     1,796              1,513
                                                                            -------            -------
                                                                             74,461             77,155
Less:      Unearned interest income                                           4,319              4,457
           Allowance for doubtful accounts                                    1,907              1,637
                                                                            -------            -------
                                                                            $68,235            $71,061
------------------------------------------------------------------------------------------------------

Installment receivables are due from individuals who reside in markets served by the Company's retail outlets. Commercial receivables are due from customers primarily in the trucking and mining industries.

NOTE 5:    INVENTORIES
--------------------------------------------------------------------------------
Current cost exceeded the LIFO value of inventories by approximately $4,717 at December 31, 1995, and $4,385 at December 31, 1994.

NOTE 6:    PROPERTY, PLANT AND EQUIPMENT
--------------------------------------------------------------------------------

                                                                                  December 31,
                                                                              1995               1994
                                                                            -------            -------
Land                                                                        $   585            $   600
Buildings                                                                     4,244              4,776
Machinery and equipment                                                      18,301             15,791
Vehicles                                                                      3,903              4,558
Leasehold improvements                                                        3,285              3,090
                                                                            -------            -------
                                                                             30,318             28,815
Less accumulated depreciation
  and amortization                                                           21,285             21,653
                                                                            -------            -------
                                                                            $ 9,033            $ 7,162

------------------------------------------------------------------------------------------------------

NOTE 7:    LEASES
--------------------------------------------------------------------------------
The Company uses leasing extensively for store facilities, vehicles and other equipment. Certain facility leases have ordinary renewal options, generally for five years at escalating rates based on the lessor's operating costs.
Total rental expense for all leases amounted to $9,756, $9,194 and $8,675 for years ended December 31, 1995, 1994 and 1993, respectively.

At December 31, 1995, obligations to make future minimum rental payments for all noncancellable operating leases were as follows: 1996 - $7,035; 1997 - $5,607; 1998 - $4,246; 1999 - $2,538; 2000 - $1,255 and thereafter - $2,179.

NOTE 8:    CREDIT ARRANGEMENTS
--------------------------------------------------------------------------------
At December 31, 1995, the Company had an unsecured short-term line of credit with Goodyear. The interest rate on the credit line is equal to the 30-day LIBOR plus 1.5%. This rate is fixed for a 30-day period and is reset monthly.

The average month-end balance outstanding under credit line arrangements was $31,721, $30,814, and $27,345 at an average interest rate, computed by dividing interest expense on the credit lines by the weighted average borrowings outstanding, of 7.5%, 5.86%, and 4.72% for the years ended December 31, 1995, 1994 and 1993, respectively. The maximum amount outstanding at any month-end during these periods was $39,407 at July 31, 1995, $37,967 at October 31, 1994, and $36,482 at October 31, 1993. The interest rate was 7.47% at December 31, 1995, 7.56% at December 31, 1994, and 5.06% at December 31, 1993.

The Company made cash interest payments of $2,520, $1,806 and $1,747 in the years ended December 31, 1995, 1994 and 1993, respectively.

NOTE 9:  FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------
Statement of Financial Accounting Standards No 107, "Disclosures about Fair Value of Financial Instruments" defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. At December 31, 1995, and 1994, the carrying amounts of the Company's financial assets and financial liabilities reported in the statement of financial position approximated their fair value.

NOTE 10:   RETIREMENT SAVINGS PLAN
--------------------------------------------------------------------------------
Substantially all employees of the Company are covered by a salary deferral thrift plan after a qualifying year of service. Company contributions to the plan are based primarily on a matching percentage of employee deferrals and amounted to $538 in 1995, $541 in 1994 and $537 in 1993.

NOTE 11:   POSTRETIREMENT BENEFITS
--------------------------------------------------------------------------------
The Company provides life insurance and health care benefits to certain of its retired employees. Substantial portions of these insurance benefits are not insured by a third party, but are paid by the Company. The Company recognizes the cost of providing health care and other benefits to retirees over the term of employee service.

--------------------------------------------------------------------------------
Net periodic postretirement benefit cost for 1995, 1994 and 1993 includes the following components:
--------------------------------------------------------------------------------

                                                                       1995               1994          1993
                                                                       ----               ----          ----
Service cost - benefit earned during the period                      $   84             $   96         $  72
Interest cost on expected benefit obligation                            122                114           103
Net amortization and deferrals                                           --                 11            --
------------------------------------------------------------------------------------------------------------
Net periodic postretirement benefit cost                             $  206             $  221         $ 175
------------------------------------------------------------------------------------------------------------

The following table sets forth the funded status and amounts recognized in the Company's 1995, 1994 and 1993 Statements of Financial Position:
--------------------------------------------------------------------------------
Actuarial present value of accumulated postretirement benefit obligation:

                                                                        1995               1994           1993
                                                                        ----               ----           ----
Retirees                                                             $  (409)          $  (347)       $  (456)
Vested active plan participants                                         (586)             (427)          (322)
Other active plan participants                                          (692)             (602)          (629)
--------------------------------------------------------------------------------------------------------------
                                                                      (1,687)           (1,376)        (1,407)
Plan assets                                                               --                --             --
Accumulated postretirement benefit obligation
  in excess of plan assets                                            (1,687)           (1,376)        (1,407)
Unrecognized net loss                                                    253               114            303
Prior service cost not yet recognized in net
  periodic postretirement benefit cost                                    --                --             --
--------------------------------------------------------------------------------------------------------------
Accrued and deferred postretirement benefit cost
  recognized in the Statement of Financial Position                  $(1,434)          $(1,262)      $(1,104)
--------------------------------------------------------------------------------------------------------------

An 8.5% annual rate of increase in the cost of health care benefits is assumed in 1996. This rate gradually decreases to 5% in 2010 and remains at that level thereafter. A 1.0% change in the assumption would have minimal impact on the Company's accumulated postretirement benefit obligation, because, under the terms of the plan, the retiree would assume the increased cost. The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 7.75 for 1995, 8.5% for 1994, and 7.75% for 1993.

NOTE 12:   POSTEMPLOYMENT BENEFITS
--------------------------------------------------------------------------------
In November 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits" ("SFAS 112"). SFAS 112 applies to benefits provided by an employer to former or inactive employees after employment but before retirement and requires that the costs of providing such benefits be accrued in the period in which certain specific conditions are met. The Company adopted SFAS 112 in the fourth quarter of 1993, retroactive to January 1, 1993.

Pursuant to the provisions of SFAS 112, the Company recognized the accumulated postemployment benefit obligation at January 1, 1993, as a one-time charge of $1,253 ($.57 per share) in the first quarter of 1993. This amount was recorded as the effect of change in accounting principle.

NOTE 13:  ADVERTISING
--------------------------------------------------------------------------------
The Company expenses the production cost of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

Direct response advertising consists primarily of coupon books for the Company's products and services. The capitalized costs of the advertising are amortized over the period during which the coupons are valid.

At December 31, 1995, $86 of advertising was reported as assets. Advertising expense was $3,076, $3,172, and $3,568 in 1995, 1994 and 1993, respectively.

NOTE 14:  INCOME TAXES
--------------------------------------------------------------------------------
Pretax income from continuing operations has been taxed by various domestic federal and state authorities. Sales subject to foreign taxation are not material.

The provision (benefit) for income taxes consisted of the following:

--------------------------------------------------------------------------------------------


                                                         Year Ended December 31,
                                                   1995              1994               1993
                                                   ----              ----               ----
Current Tax Expense (Benefit)
-----------------------------

    Federal                                      $1,085           $ 1,827           $  1,756
    State                                           259               230                300
                                                 ------           -------           --------
Total current tax expense                        $1,344           $ 2,057           $  2,056
--------------------------------------------------------------------------------------------
Deferred Tax Expense (Benefit)
------------------------------
    Federal                                      $ (241)          $(1,148)          $(1,711)
    State                                           (49)             (234)             (345)
                                                -------           -------            ------
Total deferred tax expense (benefit)             $ (290)          $(1,382)          $(2,056)
                                                -------           --------          -------
Total provision (benefit)                        $1,054           $   675           $    --
--------------------------------------------------------------------------------------------

A reconciliation between the provision (benefit) for income taxes and the amount of income tax computed by applying the statutory federal income tax rate to pretax income from continuing operations is as follows:

--------------------------------------------------------------------------------

                                                                                  Year Ended December 31,
                                                                            1995             1994            1993
                                                                          ------         --------          ------
Computed tax provision (benefit) - Statutory rate                         $  819          $ 1,534          $1,383
State income taxes                                                           104              194             174
Non-deductible items                                                          86               95              47
Change in valuation allowance                                                 --           (1,192)           (979)
Tax effect of Adoption of FAS 112                                             --               --            (480)
Other - net                                                                   45               44            (145)
                                                                          ------         --------          ------
                                                                          $1,054         $    675          $   --
------------------------------------------------------------------------------------------------------------------

The income tax payments, net of any refunds, were $2,166, $1,860 and $1,802 for the years ended December 31, 1995, 1994 and 1993, respectively.

Upon applying the "more likely than not" asset realization criteria prescribed in SFAS 109, the valuation allowance of $1,192 at December 31, 1993, was reduced to zero as of December 31, 1994. Since that time there has been sufficient positive evidence to support recognition of net deferred assets and a valuation allowance has not been required. A net deferred tax asset of $4,838 and $4,547 was recorded at December 31, 1995 and 1994, respectively. The realization of the net deferred asset value is dependent upon the generation of taxable income in future periods.

Deferred tax assets (liabilities) are comprised of the following at December 31,

--------------------------------------------------------------------------------------------------

<Caption

                                                                1995                         1994
                                                                ----                         ----
Deferred Tax Assets
-------------------
Bad debt reserve                                              $  730                       $  627
Accrued vacation pay                                             290                          289
Insurance reserve - general liability                            893                          773
Insurance reserve - medical & dental                             323                          315
Deferred warranty revenue                                      1,677                        1,667
SFAS 106 - Accrued postretirement cost other than pensions       549                          483
SFAS 112 - Accrued postemployment benefits                       463                          480
Other - net                                                      349                          204
                                                              ------                       ------
Gross deferred tax assets                                     $5,274                       $4,838
                                                              ------                       ------
Deferred Tax Liabilities
------------------------
Depreciation                                                  $ (433)                      $ (227)
Other                                                             (3)                         (64)
                                                              ------                       ------
Gross deferred tax liabilities                                $ (436)                      $ (291)
                                                              ------                       ------
Net deferred tax assets                                       $4,838                       $4,547
--------------------------------------------------------------------------------------------------

NOTE 15:   CONTINGENCIES
--------------------------------------------------------------------------------
The Company is a defendant in two legal proceedings related to certain installment credit sales transactions. These proceedings are both purported class actions and include several defendants. These actions both allege that the defendants, in charging certain fees in connection with financing transactions in-lieu of making filings under the Uniform Commercial Code, violated certain federal and state statutes and consumer protection laws. The plaintiffs are seeking statutory damages, unspecified punitive damages and other remedies. The Company is defending these actions, which are both in preliminary discovery stages. It is not possible at this time to determine the extent, if any, to which the Company may be liable or to reasonably estimate the amount of any possible liability. In the event of an adverse final determination in these cases, the Company's financial position or results of operations for the period in which such determination occurs could be materially affected.

The Company is a defendant in a number of other legal actions generally incidental to the normal course of business. It is management's opinion, after consulting with legal counsel, that it is not reasonably possible that the amount of loss, if any, that may ultimately arise upon the resolution of such actions will have a material effect on the Company's financial position or results of operations. However, in the event of an unanticipated adverse final determination in respect of certain matters, the Company's financial position or results of operations for the period in which such determination occurs, could be materially affected.

The Company elected to purchase only catastrophe insurance and is partially self-insured for casualty losses. Self insurance retentions for workers' compensation are up to the statutory benefit for individual states, general liability and automobile liability up to $3,000 and product liability up to $7,000.

NOTE 16:   BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

Brad Ragan, Inc.'s business is functionally divided into two segments, commercial operations and retail operations. Commercial operations include the sale of new tires and the manufacture and sale of retreaded off-the-road, over-the-highway and farm and industrial tires. Retail stores distribute tires, major brand appliances, consumer electronics and power equipment and offer automotive repair services. Identifiable assets, depreciation expense and capital expenditures by segment include both items directly identified with those operations and an allocable share of jointly used assets. Intersegment sales and transfers for each of the three years presented are immaterial and, therefore, have not been separately reported.


                                                 Commercial                                Retail
                                         ------------------------------          -----------------------------
                                             Year Ended December 31                 Year Ended December 31
                                         ------------------------------          -----------------------------
                                             1995       1994       1993             1995        1994      1993
                                         ------------------------------          -----------------------------
Net sales                                $144,018   $140,943   $133,182          $92,957     $93,094   $94,022
Miscellaneous income - net                  1,259        979        715           12,756      13,816    14,722
Cost of products sold                     106,728    103,562     98,034           59,122      59,606    61,938
Selling, administrative
  and general expenses                     36,591     35,823     33,157           43,571      43,385    43,604
Operating profit                            1,958      2,537      2,706            3,020       3,919     3,202
Identifiable assets                        46,827     43,515     36,238           75,185      75,308    77,799
Capital expenditures                        2,075      1,889        679            1,545         900       394
Depreciation expense                          978        730        673              564         414       368
--------------------------------------------------------------------------------------------------------------
Corporate revenues, net                  $    151   $    175   $     58

Corporate operating profit (loss)             (83)       (72)      (163)
--------------------------------------------------------------------------------------------------------------

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 AND RESERVES
                               BRAD RAGAN, INC.

                             Amounts in thousands.



                                                                           Additions
                                       Balance at Beginning             Charged to Costs                           Balance at End
         Description                        of Period                      & Expenses            Deductions          of Period
-----------------------------------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:

    Year ended December 31, 1995              $1,637                         $1,737                $1,467(A)           $1,907

    Year ended December 31, 1994              $1,672                         $1,601                $1,636(A)           $1,637

    Year ended December 31, 1993              $1,425                         $1,508                $1,261(A)           $1,672



(A) Uncollected accounts charged to allowance, less recoveries of accounts previously written off.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Brad Ragan, Inc.


In our opinion, the financial statements listed in the index appearing under
Item 8 present fairly, in all material respects, the financial position of Brad Ragan, Inc. at December 31, 1995, and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management;
our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

During 1993, the Company changed its method of accounting for postemployment benefits, effective January 1, 1993, as described in Note 12 of Notes to Financial Statements.



PRICE WATERHOUSE  LLP




Charlotte, North Carolina
January 27, 1996

                                   SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BRAD RAGAN, INC.



March 24, 1995
                                        By: /s/ W. P. Brophey
                                           ------------------------------
                                           W. P. Brophey
                                           Vice Chairman of the Board,
                                           President and Chief Executive
                                           Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


NAME AND SIGNATURE                         POSITION(S)                             DATE
------------------                         -----------                             ----
/s/ EUGENE R. CULLER                       Chairman of the Board                   March 18, 1996
-------------------------------
Eugene R. Culler


/s/  WILLIAM P. BROPHEY                    Vice Chairman of the Board,             March 18, 1996
-------------------------------            President and Chief Executive
WILLIAM P. BROPHEY                         Officer


/s/  RONALD J. CARR                        Vice President - Finance                March 18, 1996
-------------------------------            and Chief Financial Officer,
RONALD J. CARR                             Secretary, Treasurer and a
                                           Director


/s/  CHARLES A. BETHEL, JR.                Director                                March 18, 1996
------------------------------
CHARLES A. BETHEL, JR.


/s/  RICHARD D. PEARSON                    Director                                March 18, 1996
------------------------------
RICHARD D. PEARSON


/s/  RICHARD E. SORENSEN                   Director                                March 18, 1996
------------------------------
RICHARD E. SORENSEN

                                 EXHIBIT INDEX

                                      to

             Annual Report on Form 10-K of Brad Ragan, Inc., for
                         Year Ended December 31, 1995


Exhibit No.                              Description
-----------                              -----------
 3.1             Restated articles of incorporation of Brad Ragan, Inc., as last amended May 25, 1988
                 (incorporated by reference to Exhibit 3.1 to the Company's Quarterly Report on Form
                 10-Q for the quarter ended June 30, 1988).

 3.2             Bylaws of Brad Ragan, Inc., as last amended October 25, 1990 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1990).

 4.1             Form of Certificate of the Company's Common Stock ($1 par value) (incorporated by reference to Exhibit 4(a) to the Company's Registration Statement on Form S-1,
                 Registration No. 2-38082).

10.1             Performance Recognition Plan of The Goodyear Tire & Rubber Company, effective January 1,
                 1995, which the Company has adopted for its officers (excluding the Chairman of the Board)
                 and other selected key employees.  (Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December
                 31, 1994)

10.2             The Goodyear Tire & Rubber Company Retirement Benefit Plan For Employees With Service
                 With Designated Subsidiaries, effective November 1, 1994, which the Company has adopted for its officers (excluding the Chairman of the Board) and other selected key employees is filed as a part of this report. (Incorporated by reference to the exhibit of the same number contained in the Company's Annual Report on Form 10-K for the year ended December
                 31, 1994)

27               Financial Data Schedule (for SEC use only)