Form 10-Q
period 1996-03-31
RAGAN BRAD INC
filed 1996-05-14
CIK 81764

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

                           -----------------------

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the quarter ended March 31, 1996

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
                                                   ------    ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,190,619 shares of Common Stock ($1 par value) at May 10, 1996.

Part I - Financial Information

Item 1.  Financial Statements

STATEMENTS OF FINANCIAL POSITION
- -----------------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands, except share and per share data.

Assets                                                                           March 31, 1996              December 31, 1995
- ----------------------------------------------------------------------------------------------------------------------------------
Current Assets:
 Cash                                                                             $      276                  $      478
 Accounts receivable, less unearned interest income
   of $4,312 and $4,319 and allowance for
   doubtful accounts of $1,670 and $1,907                                             65,612                      68,235
 Inventories:
  Merchandise                                                                         40,650                      35,021
  Materials and manufacturing supplies                                                 2,584                       2,363
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                      43,234                      37,384
 Prepaid expenses                                                                      1,347                         730
 Other current assets                                                                  2,581                       2,581
- ----------------------------------------------------------------------------------------------------------------------------------
                    Total Current Assets                                             113,050                     109,408
Other assets                                                                           2,982                       3,029
Property, plant and equipment, net                                                     8,933                       9,033
Cost in excess of net assets of businesses acquired, less
  accumulated amortization of $897 and $887                                              533                         543
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                  $  125,498                  $  122,013
- ----------------------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity
- ----------------------------------------------------------------------------------------------------------------------------------

Current Liabilities:
 Short-term debt - Majority Shareholder                                           $   29,396                  $   25,323
 Accounts payable and accrued expenses:
  Trade                                                                               12,303                      14,087
  Majority Shareholder                                                                15,861                      11,623
 Salaries, wages and commissions                                                       5,124                       7,327
 Taxes, other than income                                                              1,176                       1,046
 Current portion of deferred revenue                                                   2,551                       2,499
 Note payable - Majority Shareholder                                                   5,500                       5,500
 Current portion of other long-term liabilities                                           61                          61
- ----------------------------------------------------------------------------------------------------------------------------------
                    Total Current Liabilities                                         71,972                      67,466

Other long-term liabilities, less current portion                                      3,063                       3,019
Long-term deferred revenue                                                             1,644                       1,881

Shareholders' Equity:
 Common stock, par value $1 per share:
  Authorized 10,000,000 shares; issued 2,190,619 shares                                2,191                       2,191
 Additional paid-in capital                                                            9,171                       9,171
 Retained earnings                                                                    37,457                      38,285
- ----------------------------------------------------------------------------------------------------------------------------------
                    Total Shareholders' Equity                                        48,819                      49,647
- ----------------------------------------------------------------------------------------------------------------------------------
                                                                                   $ 125,498                  $  122,013
- ----------------------------------------------------------------------------------------------------------------------------------

The notes to financial statements are an integral part of these statements.

STATEMENTS OF OPERATIONS
- ---------------------------------------------------------------------------------------------------------
- ---------------------------------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands, except share and per share data.


                                                                               Three Months Ended
                                                                                   March 31,
                                                                      -----------------------------------
                                                                          1996                 1995
- ---------------------------------------------------------------------------------------------------------

Net sales                                                           $    50,598          $    52,637
Miscellaneous income - net                                                2,626                3,286
- ---------------------------------------------------------------------------------------------------------
                                                                         53,224               55,923
- ---------------------------------------------------------------------------------------------------------

Costs and expenses:
 Cost of products sold                                                   35,000               36,469
 Selling, administrative and general expenses                            19,115               18,976
 Interest expense                                                           557                  607
- ---------------------------------------------------------------------------------------------------------

                                                                         54,672               56,052
- ---------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                                        (1,448)                (129)

Provision (benefit) for income taxes                                       (620)                 (55)
- ---------------------------------------------------------------------------------------------------------

Net income (loss)                                                   $      (828)         $       (74)
- ---------------------------------------------------------------------------------------------------------

Income (loss) per common share                                      $     (0.38)         $     (0.03)
- ---------------------------------------------------------------------------------------------------------
Weighted average number of common shares outstanding                  2,190,619            2,190,619
- ---------------------------------------------------------------------------------------------------------

The notes to financial statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS
- ----------------------------------------------------------------------------------------------------------

BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands.


                                                                          Three Months Ended March 31,
                                                                     -------------------------------------

                                                                           1996                  1995
- ----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                      $    (828)             $    (74)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH FROM OPERATING ACTIVITIES:
 Depreciation and amortization                                               502                   402
 (Gain) loss on sale of property, plant and equipment                          3                   (13)
 Changes in operating assets and liabilities:
  Accounts receivable                                                      2,623                 1,837
  Inventory                                                               (5,850)               (8,327)
  Prepaid expenses                                                          (617)                 (200)
  Accounts payable                                                         2,455                 8,235
  Salaries, wages and commissions                                         (2,203)               (2,505)
  Taxes, other than income tax                                               130                   228
  Federal and state taxes on income                                            -                  (370)
  Deferred revenue                                                          (185)                    6
  Other                                                                       89                  (149)
- ----------------------------------------------------------------------------------------------------------
 Total Adjustments                                                        (3,053)                 (856)
- ----------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                       (3,881)                 (930)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                        (407)                 (353)
Proceeds from disposals of property, plant and equipment                      13                    36
- ----------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                         (394)                 (317)

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt paid                                                            -                    (3)
Short-term debt - Majority Shareholder                                     4,073                 1,155
- ----------------------------------------------------------------------------------------------------------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    $   4,073              $  1,152

NET INCREASE (DECREASE) IN CASH                                             (202)                  (95)
BEGINNING CASH                                                               478                   240
- ----------------------------------------------------------------------------------------------------------
ENDING CASH                                                            $     276              $    145
- ----------------------------------------------------------------------------------------------------------


The notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
BRAD RAGAN, INC.

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

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

NOTE D - CONTINGENCIES

The Company is a defendant in two legal proceedings related to certain installment credit sales transactions. These proceedings are both purported class actions and include several defendants. These actions both allege that the defendants, in charging certain fees in connection with financing transactions in-lieu of making filings under the Uniform Commercial Code, violated certain federal and state statutes and consumer protection laws.
The plaintiffs are seeking statutory damages, unspecified punitive damages and other remedies. The Company is defending these actions, which are both in preliminary discovery stages. It is not possible at this time to determine the extent, if any, to which the Company may be liable or to reasonably estimate the amount of any possible liability. In the event of an adverse final determination in these cases, the Company's financial position and results of operations for the period in which such determination occurs could be materially affected.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

First Quarter 1996 Compared To First Quarter 1995

     Net sales for the quarter ended March 31, 1996, decreased $2.0 million to $50,598,000 from $52,637,000 for the same period of 1995. Sales decreased in all product lines except rubber products. On a same location basis commercial sales increased 1.1% and retail sales decreased 8.1%.

     Miscellaneous income decreased $660,000 for the first quarter of 1996 compared to the same period of 1995 due to lower finance charge income resulting from decreased consumer credit sales and the discontinuance of certain charges in connection with such sales.

     The gross margin rate increased slightly to 30.8% for the first quarter of 1996 compared to 30.7% for the first quarter of 1995.

     Selling, administrative and general expenses increased $139,000 due to expenses not directly associated with sales volume. As a percentage of sales, expenses increased to 37.8% for the first quarter of 1996 compared to 36.1% for the same period of 1995.

     Interest expense decreased $50,000 for the first quarter of 1996 compared to the same period of 1995 due to lower short-term borrowing rates. The Company's average short-term borrowing rate for the first quarter of 1996 was 6.9% compared to 7.6% for the first quarter of 1995.

     Historically, the first quarter does not represent a strong earnings period for the Company. A net loss of $828,000 ($.38 per share) was recorded for the first quarter of 1996 compared to a net loss of $74,000 ($.03 per share) for the same period of 1995.


Financial Position

     Net cash used in operating activities was $3.9 million for the first quarter of 1996. Cash used by net loss before depreciation and amortization was $326,000. Additional cash was used principally by increased inventory balances to support the seasonal merchandise requirements for the second quarter business levels. This was partially offset by related accounts payable increases and seasonal accounts receivable decreases.

     Net cash used in investing activities of $394,000 was principally for capital equipment. Financing activities reflect a net increase in the Company's short-term borrowing of $4.1 million. Short-term debt is originated through the majority shareholder, The Goodyear Tire & Rubber Company, which provides an open line of credit.

                            COMPARATIVE SALES TABLE
                                   (in 000's)

COMMERCIAL SALES BY PRODUCT LINE

                                                         THREE MONTHS ENDED MARCH 31
                                                ------------------------------------------------
                                                    1996             1995             % VARIANCE
                                                ------------      ----------          ----------
      New Tires                                 $    14,743       $   14,653              0.6%
      Retreading                                      8,914            9,291             -4.1%
      Service                                         5,267            5,383             -2.2%
      Rubber Products                                 2,570            2,417              6.3%
                                                    -------          -------
             Total                              $    31,494       $   31,744             -0.8%
                                                    =======           ======

RETAIL SALES BY PRODUCT LINE

                                                         THREE MONTHS ENDED MARCH 31
                                                ------------------------------------------------
                                                    1996             1995             % VARIANCE
                                                ------------      ----------          ----------

      Hard Goods                                $     7,410       $    8,900            -16.7%
      New Tires                                       5,301            5,482             -3.3%
      Retreading                                        101              119            -15.1%
      Service                                         6,292            6,392             -1.6%
                                                     ------         --------
             Total                              $    19,104       $   20,893             -8.6%
                                                     ======          =======

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits:
           Exhibit No. 27 - Financial Data Schedule dated March 31, 1996
                            (for SEC use only)

     (b)  Reports on Form 8-K:
           No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                             BRAD RAGAN, INC.
                                       ------------------------------
                                               (Registrant)






DATE:  May 10, 1996                    By:      /s/  R. J. Carr
       ------------                        --------------------------
                                           R. J. Carr, Vice President - Finance
                                            and Chief Financial Officer