Form 10-Q
period 1996-06-30
RAGAN BRAD INC
filed 1996-08-14
CIK 81764

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended June 30, 1996.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______ to ______

Commission file number 1-6575


                                BRAD RAGAN, INC.
 ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           North Carolina                                   56-0756067
 ------------------------------------------------------------------------------
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)


  4404-G Stuart Andrew Blvd.
  Charlotte, North Carolina                                  28217-9990
 -------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)


                                  704-521-2100
 -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,190,619 shares of Common Stock ($1 par value) at August 9, 1996.

Part I - Financial Information

Item 1. Financial Statements

STATEMENTS OF FINANCIAL POSITION
- -----------------------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands, except share and per share data.

                                                                             June 30,1996             December 31, 1995
                                                                             ------------             -----------------
Assets
- -----------------------------------------------------------------------------------------------------------------------------
Current Assets:
   Cash                                                                     $           192           $           478
   Accounts receivable, less unearned interest income
   of $4,433 and $4,319 and allowance for
   doubtful accounts of $1,885 and $1,907                                            72,375                    68,235
   Inventories:
     Merchandise                                                                     42,764                    35,021
     Materials and manufacturing supplies                                             2,489                     2,363
- -----------------------------------------------------------------------------------------------------------------------------
                                                                                     45,253                    37,384
   Prepaid expenses                                                                   2,053                       730
   Other current assets                                                               2,525                     2,581
- -----------------------------------------------------------------------------------------------------------------------------
                       Total Current Assets                                         122,398                   109,408

Other assets                                                                          2,960                     3,029
Property, plant and equipment, net                                                    8,972                     9,033
Cost in excess of net assets of businesses acquired, less
  accumulated amortization of $906 and $887                                             524                       543
- -----------------------------------------------------------------------------------------------------------------------------
                                                                            $       134,854           $       122,013
- -----------------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
- -----------------------------------------------------------------------------------------------------------------------------
Current Liabilities:
  Short-term debt - Majority Shareholder                                    $        29,080           $        25,323
  Accounts payable and accrued expenses:
      Trade                                                                          15,398                    14,087
      Majority Shareholder                                                           17,975                    11,623
  Salaries, wages and commissions                                                     5,923                     7,327
  Taxes, other than income                                                            1,227                     1,046
  Current portion of deferred revenue                                                 2,551                     2,499
  Note payable - Majority Shareholder                                                 5,500                     5,500
  Other accrued liabilities                                                           4,832                        --
  Current portion of other long-term liabilities                                         62                        61
- -----------------------------------------------------------------------------------------------------------------------------
                      Total Current Liabilities                                      82,548                    67,466

Other long-term liabilities, less current portion                                     3,118                     3,019
Long-term deferred revenue                                                            1,934                     1,881

Shareholders' Equity:
  Common stock, par value $1 per share:
  Authorized 10,000,000 shares; issued 2,190,619 shares                               2,191                     2,191
  Additional paid-in capital                                                          9,171                     9,171
  Retained earnings                                                                  35,892                    38,285
- -----------------------------------------------------------------------------------------------------------------------------
                      Total Shareholders' Equity                                     47,254                    49,647
- -----------------------------------------------------------------------------------------------------------------------------
                                                                            $       134,854           $       122,013
- -----------------------------------------------------------------------------------------------------------------------------


The Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF OPERATIONS

- -----------------------------------------------------------------------------------------------------------------
- -----------------------------------------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited) Amounts in thousands, except share and per share data.

                                                          Three Months Ended                 Six Months Ended
                                                              June 30,                           June  30,
                                                        -------------------               -----------------------
                                                        1996           1995               1996          1995
- -----------------------------------------------------------------------------------------------------------------
Net Sales                                          $    63,258    $   62,622         $   113,856    $   115,259
Miscellaneous income - net                               4,594         4,250               7,220          7,536
- -----------------------------------------------------------------------------------------------------------------
                                                        67,852        66,872             121,076        122,795

Cost and expenses:
     Cost of products sold                              43,881        43,485              78,881         79,954
     Selling administrative and general expenses        20,998        20,257              40,113         39,233
     Unusual Charge                                      4,832            --               4,832             --
     Interest expense                                      590           627               1,147          1,234
- -----------------------------------------------------------------------------------------------------------------
                                                        70,301        64,369             124,973        120,421
- -----------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                       (2,449)        2,503              (3,897)         2,374

Provision (benefit) for income taxes                      (884)        1,031              (1,504)           976
- -----------------------------------------------------------------------------------------------------------------
Net Income (loss)                                  $    (1,565)   $    1,472         $    (2,393)    $    1,398
- -----------------------------------------------------------------------------------------------------------------
Net Income (loss) per common share                 $     (0.71)   $     0.67         $     (1.09)    $     0.64
- -----------------------------------------------------------------------------------------------------------------
Weighted average number of common shares
outstanding                                          2,190,619     2,190,619           2,190,619      2,190,619
- -----------------------------------------------------------------------------------------------------------------


The Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS
- ------------------------------------------------------------------------------------------------------------------------
- ------------------------------------------------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands.
                                                                                        Six Months Ended
                                                                                           June 30,
                                                                             -------------------------------------------
                                                                                  1996                1995
- ------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net Income (Loss)                                                               $ (2,393)           $    1,398

Adjustments To Reconcile Net Income (Loss)
To Net Cash Used In Operating Activities:
   Depreciation and amortization                                                   1,019                   811
   (Gain) loss on sale of property, plant and equipment                              (16)                  (13)
   Deferred tax asset                                                                 46                    15
   Changes in operating assets and liabilities:
     Accounts receivable, net                                                     (4,140)               (2,071)
     Inventories                                                                  (7,869)              (10,846)
     Prepaid expenses                                                             (1,323)                 (224)
     Accounts payable and accrued expenses                                         7,663                 8,475
     Salaries, wages and commissions                                              (1,404)               (1,410)
     Taxes, other than income tax                                                    181                   205
     Federal and state taxes on income                                                --                   527
     Deferred revenue                                                                105                   156
     Other accrued liabilities                                                     4,832                    --
     Other                                                                           176                  (278)
- ------------------------------------------------------------------------------------------------------------------------
   Total Adjustments                                                                (730)               (4,653)

Net Cash Provided By (Used In) Operating Activities                               (3,123)               (3,255)

Cash Flows From Investing Activities:
Capital expenditures                                                                (953)                 (865)
Proceeds from disposals of property, plant and equipment                              33                    42
- ------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Investing Activities                                 (920)                 (823)

Cash Flows From Financing Activities:
Long-term debt paid                                                                   --                    (3)
Short-term debt - Majority Shareholder                                             3,757                 4,002
- ------------------------------------------------------------------------------------------------------------------------
Net Cash Provided By (Used In) Financing Activities                             $  3,757            $    3,999

Net Increase (Decrease) In Cash                                                     (286)                  (79)
Beginning  Cash                                                                      478                   240
- ------------------------------------------------------------------------------------------------------------------------

Ending Cash                                                                     $    192            $      161
- ------------------------------------------------------------------------------------------------------------------------

The Notes to Financial Statements are an integral part of these statements

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

NOTE C - INCOME PER SHARE

Net Income (loss) per common share is computed by dividing net income(loss) by the weighted average number of common and dilutive common equivalent shares outstanding during each period.

NOTE D - CONTINGENCIES

The Company is a defendant in two legal proceedings related to certain installment credit sales transactions. These proceedings are both purported class actions and include several defendants. These actions both allege that the defendants, in charging certain fees in connection with financing transactions in-lieu of making filings under the Uniform Commercial Code, violated certain federal and state statutes and consumer protection laws. The plaintiffs are seeking statutory damages, unspecified punitive damages and other remedies. The Company has agreed in principle to a tentative settlement in connection with these proceedings. A $4.8 million charge was recorded in the second quarter of 1996 for the tentative settlement including associated costs and expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

Net sales for the quarter ended June 30, 1996, increased $636,000 to $63,258,000 compared to $62,622,000 for the same period of 1995. Commercial sales were up .7% primarily due to increased service sales. Retail sales increased 1.5% primarily due to increased sales of hard goods. On a same location basis, commercial and retail sales increased 2.4% and 2.0%, respectively.

     Miscellaneous income increased $344,000 for the second quarter of 1996 primarily due to higher finance charge income from increased consumer credit sales.

     The gross margin rate remained constant at 30.6% for the second quarters of 1996 and 1995.

     Selling, administrative and general expenses increased 3.7% for the second quarter of 1996 due to expenses associated with increased sales volume and higher expenses for compensation and benefits.

     Interest expense decreased $37,000 for the second quarter of 1996 due to lower short-term borrowing rates. The Company's average short-term borrowing rate for the second quarter of 1996 was 6.9% compared to 7.6% for the same period of 1995.

     The Company recorded a net loss of $1,565,000 ($.71 per share) for the first quarter of 1996 compared to net income of $1,472,000 ($.67 per share) for the same period of 1995. The earnings decline is primarily attributable to a $4.8 million unusual charge recorded in the second quarter of 1996 associated with the tentative settlement of two class action lawsuits related to its retail installment credit sales. For further discussion see Note D of Notes to Financial Statements located elsewhere in this report.


FIRST HALF 1996 COMPARED TO FIRST HALF 1995

     Net sales for the six-month period ended June 30, 1996, decreased $1,403,000 to $113,856,000 compared to $115,259,000 for the same period of
1995. Commercial sales were constant with the 1995 level while retail sales declined 3.0%. On a same location basis, commercial sales increased 1.8%, and retail sales decreased 2.5%.

     Miscellaneous income decreased $316,000 for the first half of 1996 primarily due to the discontinuance of certain charges in connection with consumer credit sales.

     The gross margin rate increased slightly to 30.7% for the first half of 1996 compared to 30.6% for the same period of 1995.

     Selling, administrative and general expenses increased 2.2% primarily due to increased costs associated with compensation and benefits.

     Interest expense decreased $87,000 due to lower short-term borrowing rates. The average short-term borrowing rate for the first half of 1996 was 6.9% compared to 7.6% for the same period of 1995.

     The Company recorded a net loss of $2,393,000 ($1.09 per share) for the six-month period ended June 30, 1996, compared to net income of $1,398,000 ($.64 per share) for the same period of 1995. The earnings decrease is primarily attributed to the previously mentioned $4.8 million unusual charge recorded in 1996.

FINANCIAL POSITION

     Net cash used in operating activities was $3.1 million. Cash used by net loss before depreciation and amortization was $2.4 million. Additional cash was used to fund increased accounts receivable and inventory balances that reflect the stronger second quarter selling season. This was offset by related accounts payable increases and an increase in other accrued liabilities.

     Net cash used in investing activities of $920,000 was principally for capital equipment. Financing activities reflect a net increase in the Company's short-term borrowing of $3.8 million. Short-term debt is originated through the majority shareholder, The Goodyear Tire & Rubber Company, which provides an open line of credit.


                            Comparative Sales Table
                             (Amounts In Thousands)



          COMMERCIAL SALES BY PRODUCT LINE



                                 THREE MONTHS ENDED JUNE 30,                            SIX MONTHS ENDED JUNE 30,
                            ---------------------------------------              -------------------------------------
                                1996         1995         %VARIANCE                1996      1995            %VARIANCE
                            -----------      ----         ---------              -------  ----------         ---------
   New Tires                 $17,564          $17,230        1.9%              $32,307       $31,883             1.3%
   Retreading                 10,313           10,325       -0.1%               19,227        19,616            -2.0%
   Service                     6,334            5,867        8.0%               11,601        11,250             3.1%
   Rubber Products             2,504            3,052      -18.0%                5,074         5,469            -7.2%
                             -------          -------                          -------       -------
       Total                 $36,715          $36,474        0.7%              $68,209       $68,218            -0.0%
                             =======          =======                          =======       =======

            RETAIL SALES BY PRODUCT LINE

                                 THREE MONTHS ENDED JUNE 30,                            SIX MONTHS ENDED JUNE 30,
                            ---------------------------------------              -------------------------------------
                                1996         1995         %VARIANCE                1996      1995            %VARIANCE
                            -----------      ----         ---------              -------  ----------         ---------
  Hard Goods                 $13,001          $12,464        4.3%               $20,411      $ 21,364           -4.5%
  New Tires                    6,045            6,209       -2.6%                11,346        11,691           -3.0%
  Retreading                     121              126       -4.0%                   222           245           -9.4%
  Service                      7,376            7,349        0.4%                13,668        13,741           -0.5%
                             -------          -------                           -------      --------
      Total                  $26,543          $26,148        1.5%               $45,647      $ 47,041           -3.0%
                             =======          =======                           =======      ========

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is a defendant in two legal proceedings related to certain installment credit sales transactions. For further discussion see Note D of Notes to Financial Statements included elsewhere in this report.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The Company held its 1996 Annual Meeting of Shareholders on May 23, 1996. The only item on the agenda was the election of directors for which votes were cast or withheld as follows:

                 Nominee                                  For                      Withheld
                 -------                                  ---                      --------
          Eugene R. Culler, Jr.                        2,138,910                       300
          Michael R. Thomann                           2,138,910                       300
          Ronald J. Carr                               2,138,910                       300
          Richard D. Pearson                           2,138,910                       300
          Richard E. Sorensen                          2,138,910                       300
          Charles A. Bethel, Jr.                       2,138,710                       500

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits: Exhibit No. 27 - Financial Data Schedule dated June 30, 1996.
         (b)  Reports on Form 8-K:
                No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             BRAD RAGAN, INC.
                                       -------------------------------------
                                                (Registrant)



DATE:     August 9, 1996              By: /s/  R. J. Carr
          --------------                 ------------------------------------
                                         R. J. Carr, Vice President - Finance
                                         and Chief Financial Officer