Form 10-Q
period 1996-09-30
RAGAN BRAD INC
filed 1996-11-14
CIK 81764

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q

  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934

  For the quarter ended September 30, 1996.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,190,619 shares of Common Stock ($1 par value) at November 8, 1996.

Part I - Financial Information

Item 1. Financial Statements

STATEMENTS OF FINANCIAL POSITION
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands, except share and per share data.

                                                              September 30, 1996         December 31, 1995
                                                             -------------------         -----------------
Assets
----------------------------------------------------------------------------------------------------------
Current Assets:
   Cash                                                           $     366                 $      478
   Accounts receivable, less unearned interest income
    of $4,618 and $4,319 and allowance for
    doubtful accounts of $1,920 and $1,907                           71,863                     68,235
   Inventories:
     Merchandise                                                     42,652                     35,021
     Materials and manufacturing supplies                             2,812                      2,363
----------------------------------------------------------------------------------------------------------
                                                                     45,464                     37,384
   Prepaid expenses                                                   2,335                        730
   Other current assets                                               2,402                      2,581
----------------------------------------------------------------------------------------------------------
                                  Total Current Assets              122,430                    109,408
Other assets                                                          2,931                      3,029
Property, plant and equipment, net                                    8,916                      9,033
Cost in excess of net assets of businesses acquired, less
     accumulated amortization of $915 and $887                          515                        543
----------------------------------------------------------------------------------------------------------
                                                                  $ 134,792                 $  122,013
----------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity
----------------------------------------------------------------------------------------------------------

Current Liabilities:
  Short-term debt - Majority Shareholder                          $  33,556                 $   25,323
  Accounts payable and accrued expenses:
      Trade                                                          12,859                     14,087
      Majority Shareholder                                           14,491                     11,623
  Salaries, wages and commissions                                     7,654                      7,327
  Taxes, other than income                                            1,101                      1,046
  Current portion of deferred revenue                                 2,509                      2,499
  Note payable - Majority Shareholder                                 5,500                      5,500
  Other accrued liabilities                                           4,683                         --
  Current portion of other long-term liabilities                         16                         61
----------------------------------------------------------------------------------------------------------
                                  Total Current Liabilities          82,369                     67,466

Other long-term liabilities, less current portion                     3,239                      3,019
Long-term deferred revenue                                            1,883                      1,881

Shareholders' Equity:
         Common stock, par value $1 per share:
  Authorized 10,000,000 shares; issued 2,190,619 shares               2,191                      2,191
         Additional paid-in capital                                   9,171                      9,171
         Retained earnings                                           35,939                     38,285
----------------------------------------------------------------------------------------------------------
                                  Total Shareholders' Equity         47,301                     49,647
----------------------------------------------------------------------------------------------------------

                                                                  $ 134,792                 $  122,013
----------------------------------------------------------------------------------------------------------

The Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands, except share and per share data.

                                                        Three Months Ended                Nine Months Ended
                                                          September 30,                     September 30,
                                                        ------------------                -----------------
                                                       1996          1995                1996          1995
---------------------------------------------------------------------------------------------------------------
Net Sales                                          $    63,754    $   63,672          $  177,610     $  178,931
Miscellaneous income - net                               3,187         3,331              10,407         10,867
---------------------------------------------------------------------------------------------------------------
                                                        66,941        67,003             188,017        189,798

Cost and expenses:
     Cost of products sold                              44,300        44,432             123,181        124,386
     Selling administrative and general expenses        21,989        20,441              62,102         59,674
     Unusual Charge                                         --           --                4,832             --
     Interest expense                                      664           653               1,811          1,887
---------------------------------------------------------------------------------------------------------------
                                                        66,953        65,526             191,926        185,947
---------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes                          (12)        1,477              (3,909)         3,851

Provision (benefit) for income taxes                       (59)          676              (1,563)         1,652
---------------------------------------------------------------------------------------------------------------

Net income (loss)                                  $        47    $      801          $   (2,346)    $    2,199
---------------------------------------------------------------------------------------------------------------

Net income (loss) per common share                 $      0.02    $     0.37          $    (1.07)    $     1.00
---------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
outstanding                                          2,190,619     2,190,619           2,190,619      2,190,619
---------------------------------------------------------------------------------------------------------------

The Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands.

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                             -------------------------------
                                                                               1996                   1995
------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
Net Income (Loss)                                                            $ (2,346)              $ 2,199

Adjustments To Reconcile Net Income (Loss)
To Net Cash Used In Operating Activities:
   Depreciation and amortization                                                1,556                 1,228
   (Gain) loss on sale of property, plant and equipment                           (29)                  (25)
   (Provision) benefit for deferred tax asset                                     181                  (264)
   Changes in operating assets and liabilities:
      Accounts receivable, net                                                 (3,628)               (1,993)
      Inventories                                                              (8,079)               (7,724)
      Prepaid expenses                                                         (1,605)                  (85)
      Accounts payable and accrued expenses                                     1,640                 5,857
      Salaries, wages and commissions                                             326                  (333)
      Taxes, other than income tax                                                 56                    (5)
      Federal and state taxes on income                                            --                    40
      Deferred revenue                                                             12                   143
      Other accrued liabilities                                                 4,683                    --
      Other                                                                       263                  (513)
------------------------------------------------------------------------------------------------------------
   Total Adjustments                                                           (4,624)               (3,674)

Net Cash Provided By (Used In) Operating Activities                            (6,970)               (1,475)

Cash Flows From Investing Activities:
Capital expenditures                                                           (1,425)               (1,252)
Proceeds from disposals of property, plant and equipment                           50                    58
------------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Investing Activities                            (1,375)               (1,194)

Cash Flows From Financing Activities:
Long-term debt paid                                                                --                    (3)
Short-term debt - Majority Shareholder                                          8,233                 2,547
------------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Financing Activities                          $  8,233               $ 2,544

Net Increase (Decrease) In Cash                                                  (112)                 (125)
Beginning  Cash                                                                   478                   240
------------------------------------------------------------------------------------------------------------

Ending Cash                                                                  $    366               $   115
------------------------------------------------------------------------------------------------------------

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

NOTE B - ACCOUNTS RECEIVABLE

Amounts included in accounts receivable having balances due after one year were approximately $17.7 million at September 30, 1996, and $17.3 million at December 31, 1995.

NOTE C - INVENTORIES

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

NOTE D - INCOME PER SHARE

Net Income (loss) per common share is computed by dividing net income(loss) by the weighted average number of common shares outstanding during each period.

NOTE E - CONTINGENCIES

The Company is a defendant in two legal proceedings related to certain installment credit sales transactions. These proceedings are both purported class actions and include several defendants. These actions both allege that the defendants, in charging certain fees in connection with financing transactions in-lieu of making filings under the Uniform Commercial Code, violated certain federal and state statutes and consumer protection laws. The plaintiffs are seeking statutory damages, unspecified punitive damages and other remedies. The Company has agreed to a settlement of these proceedings. On October 11, 1996, the United States District Court for the Middle District of Georgia issued a Preliminary Approval Order regarding the settlement. A $4.8 million charge was recorded in the second quarter of 1996 for the tentative settlement, including associated costs and expenses.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995

     Net sales for the quarter ended September 30, 1996, increased $82,000 to $63,754,000 compared to $63,672,000 for the same period of 1995. Commercial sales increased 2.3% primarily due to higher sales of new tires and service. Retail sales were down 3.5% primarily due to lower sales of hard goods. On a same location basis, commercial sales were up 5.0% while retail sales were down 2.8%

     Miscellaneous income decreased $144,000 for the third quarter of 1996 compared to the same period of 1995 primarily due to lower revenues derived from charges in respect of certain credit sales transactions.

     The gross margin rate increased slightly to 30.5% for the third quarter of 1996 compared to 30.2% for the third quarter of 1995.

     Selling, administrative and general expenses increased 7.6% for the third quarter of 1996 compared to the same period of 1995 primarily due to expenses associated with an adverse court decision and related litigation costs in a general liability case against the Company.

     Interest expense increased slightly for the third quarter of 1996 compared to the same period of 1995 primarily due to higher average outstanding short-term borrowings.

     A tax benefit of $59,000 was recorded for the third quarter of 1996, which benefit includes adjustments for the difference between the income tax provision recorded in 1995 and the actual liability on the 1995 tax return filed in 1996.

     Net income of $47,000 ($.02 per share) was recorded for the third quarter of 1996 compared to net income or $801,000 ($.37 per share) for the third quarter of 1995.

NINE MONTHS 1996 COMPARED TO NINE MONTHS 1995

     Net sales for the nine-month period ended September 30, 1996, declined $1,300,000 to $177,610,000 compared to $178,931,000 for the same period of
1995. Increases in commercial sales of new tires and service were offset by declines in sales of retreads and rubber products for a slight net increase of
 .8%. Retail sales decreased in all categories with the exception of service, which remained constant at $20.6 million, for a net decrease of 3.2%. On a same location basis, commercial sales were up 2.7% while retail sales declined 2.6%.

     Miscellaneous income decreased $460,000 for the nine-month period of 1996 compared to the same period of 1995 primarily due to reduced revenues derived from charges in respect of certain credit sales transactions.

     The gross margin rate for the nine-month period of 1996 was up slightly to 30.7% from 30.5% for the same period of 1995.

     Selling, administrative and general expenses increased 4.1% for the nine-month period of 1996 compared to the same period of 1995 primarily due to the previously mentioned adverse court decision and increased expenses for compensation and benefits.

     Interest expense decreased $76,000 for the nine-month period of 1996 compared to the same period of 1995 primarily due to lower average short-term borrowing rates. The average short-term borrowing rates for the nine-month periods of 1996 and 1995 were 6.95% and 7.5%, respectively.

     The Company recorded a net loss of $2,346,000 ($1.07 per share) for the nine-month period ended September 30, 1996, compared to net income of $2,199,000 ($1.00 per share) for the same period of 1995. The earnings decline is primarily attributable to a $4.8 million unusual charge recorded in the second quarter of 1996 associated with the tentative settlement of two class action lawsuits related to retail installment credit sales. For further discussion, see Note E of Notes to Financial Statements included elsewhere in this report.

FINANCIAL POSITION

     Net cash used in operating activities for the nine months ended September 30, 1996, was $7.0 million. Cash used by net loss was $2.3 million.
Additional cash was used to fund increased accounts receivable and inventory balances that reflect the stronger second and third quarter selling season. This was partially offset by related accounts payable increases and an increase in other accrued liabilities. Amounts included in accounts receivable with balances due after one year were approximately $17.7 million at September 30, 1996, and $17.3 million at December 31, 1995.

          Net cash used in investing activities for the nine months ended September 30, 1996, of $1.4 million was principally for capital equipment. Financing activities reflect a net increase in the Company's short-term borrowing of $8.2 million. Short-term debt is originated through the majority shareholder, The Goodyear Tire & Rubber Company, which provides an open line of credit.

                           Comparative Sales Table
                            (Amounts In Thousands)

    COMMERCIAL SALES BY PRODUCT LINE

                                    THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                             ----------------------------------------------------------------------------------------
                               1996             1995            %VARIANCE         1996         1995         %VARIANCE
                             -------          -------           ---------         ----         ----         ---------
   New Tires                 $20,280          $19,709              2.9%          $52,587      $ 51,592         1.9%
   Retreading                 10,789           10,897             -1.0%           30,016        30,513        -1.6%
   Service                     6,993            6,142             13.9%           18,594        17,392         6.9%
   Rubber Products             2,777            3,169            -12.4%            7,851         8,638        -9.1%
                             -------          -------                           --------      --------
       Total                 $40,839          $39,917              2.3%         $109,048      $108,135         0.8%
                             =======          =======                           ========      ========


RETAIL SALES BY PRODUCT LINE


                                    THREE MONTHS ENDED SEPTEMBER 30,               NINE MONTHS ENDED SEPTEMBER 30,
                            -----------------------------------------------------------------------------------------
                              1996             1995             %VARIANCE         1996          1995        %VARIANCE
                            --------          -------           ---------         ----          ----        ---------
  Hard Goods                  $9,482          $10,462             -9.4%          $29,893       $31,826        -6.1%
  New Tires                    6,375            6,314              1.0%           30,016        30,513        -1.6%
  Retreading                     121              126             -4.0%              343           371        -7.5%
  Service                      6,937            6,853              1.2%           20,605        20,594         0.1%
                            --------          -------                            -------       -------
      Total                 $ 22,915          $23,755             -3.5%          $68,562       $70,796        -3.2%
                            ========          =======                            =======       =======

                          PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          The Company is a defendant in two legal proceedings related to certain installment credit sales transactions. For further discussion see Note E of Notes to Financial Statements included elsewhere in this report.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:  Exhibit No. 27 - Financial Data Schedule dated
                          September 30, 1996.
          (b)  Reports on Form 8-K:
                 No reports on Form 8-K were filed during the quarter for which this report is filed.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                   BRAD RAGAN, INC.
                                     -----------------------------------------
                                                   (Registrant)








DATE: November 8, 1996               By:  /s/ R.J. Carr
                                          ------------------------------------
                                          R. J. Carr, Vice President - Finance
                                          and Chief Financial Officer