Form 10-K
period 1996-12-31
RAGAN BRAD INC
filed 1997-03-28
CIK 81764

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1996

[     ]  Transition report pursuant to section 13 or 15(d) of the Securities
         Exchange Act of 1934.

For the transition period from __________ to __________

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____.

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $15,593,872.00 as of March 10, 1997.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,190,619 shares of Common Stock ($1 Par Value) as of March 10, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

         The Company's commercial division generated 61.5% of consolidated sales during 1996, 60.8% in 1995 and 60.2% in 1994. These commercial centers serve both the off-the-road customers (mines, contractors and others) and over-the-highway customers (trucking).

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

                                   COMMERCIAL

         The number of the Company's commercial centers in operation at the end of each of the last five years was as follows:

                              Centers in Operation
                                 at December 31

          1992          1993        1994        1995         1996
          ----          ----        ----        ----         ----
           49            49          48          49           51

         The Company's 51 commercial centers are located in 19 states. Eight of the centers are capable of retreading all common sizes of off-the-road tires used on earth-moving and other similar heavy equipment by the BAND-LUG(TM) process, the BAND-LUG(TM) "Computer Cut Tread" process or the mold cure process. Thirteen of the commercial centers (four of which have off-the-road retreading capability) can retread over-the-highway truck tires. The remaining centers are sales and service outlets. From its commercial centers, the Company operates a fleet of approximately 250 one-ton or larger service trucks.

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

         The Company serves commercial customers from its commercial centers through its sales force calling on existing and potential customers as well as through its service associates who ascertain the customers' needs and requirements on site and furnish tires and services. These service associates constitute an important link between the Company and its customers. They are often able to generate significant on-the-job sales as part of their customer service.

         In 1996, the Company was not dependent upon any one customer or group of customers for as much as 10.0% of the commercial division's revenue. The Company does not have any material long-term contracts with its commercial customers for specific quantities of products, because customer requirements vary widely depending on the level of activity in the customer's operations. Tires are supplied from inventory or to the customer's order on a very short lead-time basis, and the Company, therefore, does not consider order backlog a material element in its business.

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

         The Company's commercial centers also sell tires for smaller vehicles including light-duty trucks and automobiles. These revenue sources represent approximately 6.0% of the commercial division's sales.

                                     RETAIL

         The Company's retail stores are authorized dealers for Goodyear tires and General Electric appliances. Forty-six of these outlets are located in North Carolina, twenty-seven in South Carolina, sixteen in Tennessee, fourteen in Georgia, ten in Alabama, four in Virginia and five in Mississippi. The number of the Company's retail stores in operation at the end of each of the last five years was as follows:

                               STORES IN OPERATION
                                 at December 31
            -------------------------------------------------------
            1992          1993         1994       1995         1996
            ----          ----         ----       ----         ----
             123          123          122        121          122

        The selective closing, sale or consolidation of outlets is determined through an evaluation of earnings, working capital return and operating cash flow. The Company will continue to review marginal retail locations based on these financial criteria along with the market potential of the area.

        Market potential, competitive conditions and projected financial return are criteria used in assessing opportunities for modernization, relocation or new construction in both new and existing markets.

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

        Sales of new and retreaded tires account for approximately 26.1% of the Company's retail sales. Approximately 44.5% is derived from sales of home products, including refrigerators, air conditioners, ranges, freezers and washer-dryers and from mowers, tillers, televisions and home entertainment products. The balance of retail sales is generated from providing automotive service, including automobile brake and alignment services and engine tune-ups.

        Approximately 51% of the retail division's sales are made on credit under installment sale security agreements between the Company and the customer. The Company considers its installment credit polices to be an important factor in the retail division sales strategy. Credit terms may be extended up to 36 months, although 24 months is the maximum on most sales. Down payments of at least 10% are encouraged but not required. The Company operates a credit administration center in Charlotte, NC, for the purpose of establishing credit limits on individual accounts, approving new accounts and initiating collection activities when accounts become past due. During 1996, finance charge revenues amounted to approximately $11,383,000 or 11% of retail division revenues. Property and life insurance is offered, but not required, on installment credit sales.

        The Company advertises in local newspapers and over local radio stations through cooperative efforts with Goodyear, General Electric and others. The Company also utilizes direct mailing efforts to promote retail sales.

        The Company's Vice President and General Manager-Retail Division and staff, along with each individual store manager, plan and maintain purchasing and inventory controls and product marketing. A 64,000 square foot retail warehouse located in Salisbury, North Carolina, permits the Company to consolidate the majority of its home products purchasing.

                               EMPLOYEE RELATIONS

        The Company has approximately 1,750 employees. Approximately 855 of the employees are engaged primarily in commercial operations, 855 employees are in retail operations and 40 are engaged in other operations, primarily in administrative and management capacities.

        Approximately 69 employees are members of labor unions. The Company considers that the relations between it and its employees are good.

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

        On December 31, 1996, the Company issued a one-year $5.5 million promissory note to Goodyear that may be renewable on December 31, 1997, depending on business conditions. The note represented an extension of a previous inventory ledger balance financing arrangement dated November 30, 1989, with an outstanding balance due on December 31, 1996, of $5.5 million. The note is interest-bearing at 120% of the prime rate as announced by Citibank, N.A., New York, on the first day of each quarter during the term of the note. According to the agreement, Goodyear will fully waive any interest due under the note, provided the ratio of the Company's annual purchases of off-the-road tires from Goodyear to the average outstanding balance of the note equals or exceeds two and one half to one (2.5:1). Interest will be prorated if the ratio is less than 2.5:1. In 1996, the ratio exceeded 2.5:1, and, therefore, interest charges related to this agreement were waved.

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

        With respect to appliance sales, stores operate under dealer arrangements with General Electric and other suppliers. These arrangements may be terminated on short notice by either party. General Electric Capital provides financing for certain inventories of General Electric products.

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

ITEM 2. PROPERTIES.

         The following table summarizes the Company's present use of properties:

                                       APPROXIMATE SQUARE FEET OF FLOOR SPACE

              PRINCIPAL USE              LEASED                      OWNED
              -------------              ------                      -----

              Commercial                 693,992                    227,942

              Retail                     921,324                     96,690

              Corporate                   24,384                      - 0 -

         At December 31, 1996, the Company operated 122 retail centers, 49 commercial centers, one commercial support facility, one retail warehouse and one manufacturing plant in the United States as described in Item 1 hereof. Three retail stores, five commercial centers, the support facility, the retail warehouse and the manufacturing plant are Company-owned, and the balance are rented under leases expiring at various dates through the year 2007. The Company believes that the activities carried out in rented properties can be readily transferred to other locations should the need to do so arise. In the Company's opinion, all of its properties are suitable and adequate for the activities conducted by the Company therein.

ITEM 3. LEGAL PROCEEDINGS.

         During 1996 the Company was involved in two civil proceedings relating to certain installment credit sales transactions as follows:

(1) Ricks, et al. vs. Brad Ragan, Inc. et al., was a class action lawsuit, containing allegations concerning Alabama fraud and consumer protection laws in connection with credit sales transactions. After having been removed to Federal Court, on September 28, 1995, the case was remanded to the Circuit Court for Jefferson County, Alabama, and was later dismissed.

(2) Jordan, et al vs. Avco Financial, et al., was filed in April, 1995, in the United States District Court for the Middle District of Georgia, Columbus Division, against the Company and several other defendants on behalf of a purported class of plaintiffs consisting of all persons nationwide who were charged for non-filing insurance by the defendants. The complaint alleged that the defendants, in the course of charging and collecting non-filing insurance fees in respect of certain retail installment credit sales transactions, violated the federal Truth in Lending Act, the federal Racketeer Influenced and Corrupt Organizations Act and that the defendants' activities constituted common law fraud, breach of contract and conversion. The plaintiffs were seeking statutory remedies, unspecified compensatory and punitive damages and attorneys' fees and costs. The Company has denied all allegations of wrongdoing. Nevertheless, the Company has decided to enter into a settlement to avoid the burden, disruption, time, expense and uncertainty of continued litigation. A settlement agreement was preliminarily approved by the court on October 10, 1996, and the Company deposited $3.3 million into escrow in accordance with the terms of the settlement. The Jordan action was subsequently transferred to the United States District Court for the Middle District of Alabama for consolidation with another class action pending in that Court. The consolidated case was designated In Re: American Security Insurance Company "Non-Filing Insurance" Fee Litigation. On February 4, 1997, an amended settlement agreement was preliminarily approved by the court, and a settlement class was conditionally certified.

         A $4.8 million second quarter unusual charge was recorded in 1996 which included the $3.3 million paid into escrow and related costs and expenses associated with this litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the American Stock Exchange under the symbol BRD. There were approximately 150 shareholders of record as of March 10, 1997.

         Information regarding stock prices during the past two years follows:

         Quarter Ended                             Stock Prices
         -------------                        -------------------------
                                              Low              High
                                              ---              ----
         March 31, 1995                        $27              $32
         June 30, 1995                          27 1/2           30 1/4
         September 30, 1995                     27               34
         December 31, 1995                      32               34
              For Year 1995                     27               34

         March 31, 1996                        $34              $36 1/2
         June 30, 1996                          30 1/4           36
         September 30, 1996                     29 3/4           31 3/4
         December 31, 1996                      30               31 1/2
              For Year 1996                     29 3/4           36 1/2


         The Company has not paid a cash dividend since 1991.

ITEM 6. SELECTED FINANCIAL DATA

         See "Five Year Highlights" under Item 14 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

REVIEW OF 1996 RESULTS

         Net sales for the year ended December 31, 1996, increased $1.5 million or .6% to $238,473,000 compared to $236,975,000 for 1995. On a same location basis, net sales increased 3.6% for the commercial segment and decreased 1.0% for the retail segment.

         Miscellaneous income decreased $641,000 for 1996 compared to 1995 primarily due to lower revenues derived from charges in respect of certain credit sales transactions.

         The gross margin rate increased slightly to 30.4% for 1996 compared to 30.0% for 1995.

         Selling, administrative and general expenses increased $3.0 million for 1996 compared to 1995 primarily due to increased expense for compensation and benefits and also expenses associated with an adverse court decision and related litigation costs in a general liability case against the Company.

         Interest expense increased slightly due to an increase in the average outstanding short-term borrowings for 1996 compared to 1995.

         The Company's effective tax rate was 37.4% in 1996 compared to 43.7% in 1995. The 1996 tax benefit includes adjustments for the difference between the income tax provision recorded in 1995 and the actual liability on the 1995 tax return filed in 1996.

         The Company recorded a net loss of $2,909,000 ($1.33 per share) for the year ended December 31, 1996, compared to net income of $1,356,000 ($.62 per share) for 1995. The earnings decrease is primarily attributable to a $4.8 million unusual charge recorded in 1996 associated with the tentative settlement of two class action lawsuits related to retail installment credit sales.

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

         The Company's effective income tax rate was 43.7% in 1995 as compared to 15.0% in 1994. The 1994 provision for income taxes was reduced by approximately $1.2 million (26% of pre-tax income) due primarily to a reduction in the Company's deferred income tax asset valuation allowance. The Company had net deferred income tax assets of approximately $4.8 million as of December 31, 1995. For further discussion refer to Note 14 of Notes to Financial Statements included elsewhere in this report.

         The Company recorded net income of $1,356,000 ($.62 per share) for the year ended December 31, 1995, compared to $3,836,000 ($1.75 per share) for 1994. The earnings decrease is primarily attributed to the items discussed above.

LIQUIDITY AND CAPITAL RESOURCES

         The Company maintains an open, unsecured line of credit with The Goodyear Tire & Rubber Company, its major shareholder, to fund working capital requirements. The borrowing rate on the line of credit is based on the 30-day LIBOR plus 1.5% as reported on the Reuter's Money Service Monitor System effective the first day of each calendar month. Although Goodyear retains the right to require payment or discontinue additional advances on the line of credit at its discretion, management believes that Goodyear will continue to provide funding. The Company believes that Goodyear has the financial capacity to fund any anticipated request by the Company to expand this line of credit. At December 31, 1996, the level of this debt was $34,766,000, or $9.4 million higher than the December 31, 1995, level.

         An outstanding note balance of $5,500,000 payable to Goodyear on December 31, 1996, pursuant to an inventory ledger balance financing agreement, was extended for one year and becomes due and payable on December 31, 1997. For further discussion, refer to Note 2 of Notes to Financial Statements included elsewhere in this report.

         Working capital decreased 5.7% during 1996 to $39.6 million compared to $41.9 million for 1995. Net cash used in operating activities was $7.4 million in 1996. The negative cash flow impact of net loss, before depreciation and amortization, was $812,000. Additional cash was used principally by increases in inventory and decreases in related accounts payable balances, partially offset by an increase in other accrued liabilities. Financing activities reflect a net increase in the short-term credit facility provided by Goodyear of $9.4 million, which was principally used to fund increased inventory and receivable balances, capital expenditures and payment of a tentative litigation settlement.

         The Company is self-insured for substantial portions of liabilities related to casualty losses, disability, workers' compensation and health care benefits. Payments of $7.1 million were made during 1996 for this purpose compared to $5.6 million in 1995. It is expected that cash flows generated from operations will continue to be sufficient to fund these programs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements of the Company appear under Item 14 of this report:

                                                                        Page No.
                                                                        --------
         Statements of Operations and Retained Earnings
              Years ended December 31, 1996, 1995 and 1994                 16

         Statements of Financial Position -
              December 31, 1996, and December 31, 1995                     17

         Statements of Cash Flows -
              Years ended December 31, 1996, 1995 and 1994                 18

         Notes to Financial Statements                                     19

         Schedule II - Valuation and Qualifying Accounts
              and Reserves                                                 25

         Report of Independent Accountants                                 26

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

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                               BOARD OF DIRECTORS

         The following persons are members of the Company's Board of Directors:


              NAME                         PRINCIPAL OCCUPATION OR EMPLOYMENT
              ----                         ----------------------------------

              Eugene R. Culler             Executive Vice President of Goodyear

              Michael R. Thomann           President and Chief Executive Officer of the
                                           Company


              Ronald J. Carr               Vice President - Finance and Chief Financial
                                           Officer, Secretary and Treasurer of the Company

              Charles A. Bethel, Jr.       Retired, Formerly Vice President
                                           (Original Equipment Tire Sales) of Goodyear

              Richard D. Pearson           Owner and manager of companies involved
                                           in selling and leasing heavy duty trucks and
                                           other heavy equipment

              Richard E. Sorensen          Dean of the College of Business, Virginia
                                           Polytechnic Institute and State University

         Additional information regarding Directors required by Item 10 of Form 10-K appears in the Company's proxy statement for the 1997 Annual Meeting of Shareholders under the captions "Election of Directors" and "Beneficial Ownership of Common Stock" reference to which is hereby made, and the information there is incorporated herein by reference.

                        EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth information regarding the present executive officers of the Company:

         NAME AND AGE              POSITIONS AND OFFICES WITH THE COMPANY
         ------------              --------------------------------------

         Eugene R. Culler (58)     Chairman of the Board

         Michael R. Thomann (48)   President and Chief Executive Officer

         Ronald J. Carr (52)       Vice President - Finance and Chief Financial
                                   Officer, Secretary and Treasurer

         James E. Owens (62)       Vice President and General Manager -
                                   Retail Division

         Ronald P. Rumble (52)     Vice President and General Manager -
                                   Commercial Division

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

         Mr. Thomann has more than 20 years service with the Company and Goodyear. Most recently he was General Manager, Farm, Terra, and Off-the-Road Tires for Goodyear. From 1987 to 1993 he was Vice President and General Manager
- Commercial Division for the Company. He was elected President and CEO of the Company effective April 16, 1996.

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

         Officers serve for a term of one year or until their successors are elected and qualify. The next meeting of the Board of Directors at which officers will be elected is scheduled for May 23, 1997.

ITEM 11.      EXECUTIVE COMPENSATION.

         The information required by Item 11 of Form 10-K appears in the Company's proxy statement for the 1997 Annual Meeting of Shareholders under the caption "Executive Compensation," reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 12 of Form 10-K appears in the Company's proxy statement for the 1997 Annual Meeting of Shareholders under the caption "Beneficial Ownership of Common Stock" reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 of Form 10-K appears in the Company's proxy statement for the 1997 Annual Meeting of Shareholders under the caption "Compensation Committee Interlocks and Insider Participation," reference to which is hereby made, and the information there is incorporated herein by reference.

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

(c)      Exhibits Filed. See Exhibit Index.

(d) Financial Statement Schedules. See Schedule II, which follows Notes to Financial Statements.

FIVE YEAR HIGHLIGHTS
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
BRAD RAGAN, INC.


AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA.

                                                                       YEAR ENDED DECEMBER 31,
-----------------------------------------------------------------------------------------------------------------------------------

                                                1996             1995              1994             1993              1992
-----------------------------------------------------------------------------------------------------------------------------------

REVENUES                            1ST QTR $  53,224         $  55,923         $ 52,417         $  50,808         $ 48,687
                                    2ND        67,852            66,872           66,262            66,837           61,104
                                    3RD        66,941            67,003           67,045            64,500           59,891
                                    4TH        63,982            61,344           63,283            60,554           57,862
-----------------------------------------------------------------------------------------------------------------------------------

                                    TOTAL   $ 251,999         $ 251,142         $249,007         $ 242,699         $227,544
-----------------------------------------------------------------------------------------------------------------------------------

COSTS OF PRODUCTS SOLD              1ST QTR $  35,000         $  36,469         $ 33,767         $  33,038         $ 31,203
                                    2ND        43,881            43,485           42,994            43,924           39,676
                                    3RD        44,300            44,432           44,422            42,775           39,586
                                    4TH        42,740            41,464           41,985            40,235           38,962
-----------------------------------------------------------------------------------------------------------------------------------

                                    TOTAL   $ 165,921         $ 165,850         $163,168         $ 159,972         $149,427
-----------------------------------------------------------------------------------------------------------------------------------

SELLING, ADMINISTRATIVE AND         1ST QTR $  19,115         $  18,976         $ 18,191         $  17,672         $ 17,802
  GENERAL EXPENSES                  2ND        25,830            20,257           20,169            19,901           19,759
                                    3RD        21,989            20,441           20,210            19,581           19,183
                                    4TH        16,452            20,723           20,885            19,828           19,355
-----------------------------------------------------------------------------------------------------------------------------------

                                    TOTAL   $  83,386         $  80,397         $ 79,455         $  76,982         $ 76,099
-----------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME         1ST QTR $ (1,448)         $   (129)         $     77         $   (333)         $  (842)
  TAX AND EFFECT OF CHANGE IN       2ND       (2,449)             2,503            2,678             2,567            1,121
  ACCOUNTING PRINCIPLE              3RD          (12)            1,477             1,914             1,723              661
                                    4TH         (735)           (1,441)            (158)               110            (916)
-----------------------------------------------------------------------------------------------------------------------------------

                                    TOTAL   $ (4,644)         $   2,410         $       4,511    $   4,067         $     24
-----------------------------------------------------------------------------------------------------------------------------------

PROVISION (BENEFIT) FOR             1ST QTR     (620)         $    (55)         $     30         $       -         $      -
  INCOME TAXES                      2ND         (884)             1,031              323                 -            (592)
                                    3RD          (59)               676              406                 -            (321)
                                    4TH         (172)              (598)            (84)                 -                -
-----------------------------------------------------------------------------------------------------------------------------------

                                    TOTAL   $ (1,735)         $   1,054         $    675         $       -         $  (913)
-----------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE EFFECT OF      1ST QTR $   (828)         $    (74)         $     47         $   (333)         $  (842)
  CHANGE IN ACCOUNTING PRINCIPLE    2ND       (1,565)             1,472            2,355             2,567            1,713
                                    3RD            47               801            1,508             1,723              982
                                    4TH         (563)             (843)             (74)               110            (916)
-----------------------------------------------------------------------------------------------------------------------------------

                                    TOTAL   $ (2,909)         $   1,356         $  3,836         $   4,067         $    937
-----------------------------------------------------------------------------------------------------------------------------------

EFFECT OF CHANGE IN ACCOUNTING      1ST QTR $       -         $       -         $      -         $   1,253         $    909
  PRINCIPLE                         2ND             -                 -                -                 -                -
                                    3RD             -                 -                -                 -                -
                                    4TH             -                 -                -                 -                -
-----------------------------------------------------------------------------------------------------------------------------------

                                    TOTAL   $       -         $       -         $      -         $   1,253         $    909
-----------------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                   1ST QTR $   (828)         $    (74)         $     47         $ (1,586)         $(1,751)
                                    2ND       (1,565)             1,472            2,355             2,567            1,713
                                    3RD            47               801            1,508             1,723              982
                                    4TH         (563)             (843)             (74)               110            (916)
-----------------------------------------------------------------------------------------------------------------------------------

                                    TOTAL   $ (2,909)         $   1,356         $  3,836         $   2,814         $     28
-----------------------------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE AND       1ST QTR $  (0.38)         $  (0.03)         $   0.02         $  (0.15)         $ (0.39)
  COMMON EQUIVALENT SHARE:  INCOME  2ND        (0.71)              0.67             1.00              1.12             0.78
  (LOSS) BEFORE EFFECT OF CHANGE IN 3RD          0.02              0.37             0.65              0.76             0.45
  ACCOUNTING  PRINCIPLE. (NOTE 1)   4TH        (0.26)            (0.39)           (0.03)              0.05           (0.42)
-----------------------------------------------------------------------------------------------------------------------------------

                                    TOTAL   $  (1.33)         $    0.62         $   1.75         $    1.85         $   0.42
-----------------------------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE AND       1ST QTR $       -         $       -         $      -         $  (0.57)         $ (0.41)
  COMMON EQUIVALENT SHARE:          2ND             -                 -                -                 -                -
  EFFECT OF CHANGE IN ACCOUNTING    3RD             -                 -                -                 -                -
  PRINCIPLE.  (NOTE 1)              4TH             -                 -                -                 -                -
-----------------------------------------------------------------------------------------------------------------------------------

                                    TOTAL   $       -         $       -         $      -         $  (0.57)         $ (0.41)
-----------------------------------------------------------------------------------------------------------------------------------

EARNINGS PER COMMON SHARE AND       1ST QTR $  (0.38)         $  (0.03)         $   0.02         $  (0.72)         $ (0.80)
  COMMON EQUIVALENT SHARE:          2ND        (0.71)              0.67             1.00              1.12             0.78
  NET INCOME (LOSS) (NOTE 1)        3RD          0.02              0.37             0.65              0.76             0.45
                                    4TH        (0.26)            (0.39)           (0.03)              0.05           (0.42)
-----------------------------------------------------------------------------------------------------------------------------------

                                    TOTAL   $  (1.33)         $    0.62         $   1.75         $    1.28         $   0.01
-----------------------------------------------------------------------------------------------------------------------------------

CASH DIVIDENDS PER SHARE                            -         $       -         $      -         $       -         $      -
-----------------------------------------------------------------------------------------------------------------------------------

AVERAGE COMMON SHARES OUTSTANDING           2,190,619         2,190,619         2,190,619        2,190,619         2,190,619
-----------------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                $ 127,330         $ 122,013         $118,823         $ 114,037         $109,933
-----------------------------------------------------------------------------------------------------------------------------------

LONG-TERM DEBT                              $       -         $       -         $      4         $      17         $  6,030
-----------------------------------------------------------------------------------------------------------------------------------

WORKING CAPITAL                             $  39,560         $  41,942         $ 42,010         $  40,231         $ 42,401
-----------------------------------------------------------------------------------------------------------------------------------

SHAREHOLDERS' EQUITY                        $  46,738         $  49,647         $ 48,291         $  44,454         $ 41,640
-----------------------------------------------------------------------------------------------------------------------------------

BOOK VALUE PER SHARE                        $   21.34         $   22.66         $  22.04         $   20.29         $  19.01
-----------------------------------------------------------------------------------------------------------------------------------


THE COMPANY ADOPTED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 112 DURING THE 1993 FOURTH QUARTER, RETROACTIVE TO JANUARY 1, 1993. ACCORDINGLY, THE PREVIOUSLY REPORTED RESULTS OF THE FIRST QUARTER OF 1993 HAVE BEEN RESTATED.

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
BRAD RAGAN, INC.


AMOUNTS IN THOUSANDS, EXCEPT PER SHARE DATA.
                                                                                    YEARS ENDED DECEMBER 31,
                                                                 --------------------------------------------------------------
                                                                   1996                      1995                    1994
-----------------------------------------------------------------------------------------------------------------------------------
NET SALES                                                  $      238,473              $    236,975           $   234,037
MISCELLANEOUS INCOME - NET (NOTE 3)                                13,526                    14,167                14,970
-----------------------------------------------------------------------------------------------------------------------------------

                                                                  251,999                   251,142               249,007
-----------------------------------------------------------------------------------------------------------------------------------

COST AND EXPENSES:
     COST OF PRODUCTS SOLD                                        165,921                   165,850               163,168
     SELLING, ADMINISTRATIVE AND GENERAL EXPENSES                  83,386                    80,397                79,455
     UNUSUAL CHARGE                                                 4,832
     INTEREST EXPENSE                                               2,504                     2,485                 1,873
-----------------------------------------------------------------------------------------------------------------------------------

                                                                  256,643                   248,732               244,496
-----------------------------------------------------------------------------------------------------------------------------------

INCOME (LOSS) BEFORE INCOME TAXES                                  (4,644)                    2,410                 4,511
-----------------------------------------------------------------------------------------------------------------------------------


PROVISION (BENEFIT) FOR INCOME TAXES (NOTE 13)                     (1,735)                    1,054                   675
-----------------------------------------------------------------------------------------------------------------------------------


NET INCOME (LOSS)                                                  (2,909)                    1,356                 3,836
-----------------------------------------------------------------------------------------------------------------------------------


RETAINED EARNINGS AT BEGINNING OF YEAR                             38,285                    36,929                33,093
-----------------------------------------------------------------------------------------------------------------------------------


RETAINED EARNINGS AT END OF YEAR                           $       35,376               $    38,285           $    36,929
-----------------------------------------------------------------------------------------------------------------------------------


     NET INCOME (LOSS) PER SHARE OF COMMON STOCK           $        (1.33)              $      0.62           $      1.75
-----------------------------------------------------------------------------------------------------------------------------------



THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

STATEMENTS OF FINANCIAL POSITION
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
BRAD RAGAN, INC.


AMOUNTS IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA.
                                                                                                DECEMBER 31,
                                                                           ---------------------------------------------------
ASSETS                                                                              1996                        1995
-----------------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                                                    $    682                    $    478
     ACCOUNTS RECEIVABLE, LESS UNEARNED INTEREST INCOME
        OF $5,105 AND $4,319 AND ALLOWANCE FOR
        DOUBTFUL ACCOUNTS OF $2,050 AND $1,907 (NOTE 4)                             69,771                      68,235
     INVENTORIES (NOTE 5)
        MERCHANDISE                                                                 36,911                      35,021
        MATERIALS AND MANUFACTURING SUPPLIES                                         2,781                       2,363
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                    39,692                      37,384
PREPAID EXPENSES                                                                     1,622                         730
OTHER CURRENT ASSETS                                                                 3,249                       2,581
-----------------------------------------------------------------------------------------------------------------------------------
                                    TOTAL CURRENT ASSETS                           115,016                     109,408
OTHER ASSETS                                                                         2,921                       3,029
PROPERTY, PLANT AND EQUIPMENT, NET (NOTE 6)                                          8,887                       9,033
COST IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED, LESS
     ACCUMULATED AMORTIZATION OF $924 AND $887                                         506                         543
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                  $127,330                    $122,013
-----------------------------------------------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES:
   SHORT-TERM DEBT - MAJORITY SHAREHOLDER                                         $ 34,766                    $ 25,323
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
      TRADE                                                                         12,728                      14,087
      MAJORITY SHAREHOLDER                                                           9,983                      11,623
    SALARIES, WAGES AND COMMISSIONS                                                  7,469                       7,327
    TAXES, OTHER THAN INCOME                                                         1,097                       1,046
    CURRENT PORTION OF DEFERRED REVENUE                                              2,466                       2,499
    NOTE PAYABLE - MAJORITY SHAREHOLDER (NOTE 2)                                     5,500                       5,500
   OTHER ACCRUED LIABILITIES                                                         1,364                        --
   CURRENT PORTION OF OTHER LONG-TERM LIABILITIES                                       83                          61
-----------------------------------------------------------------------------------------------------------------------------------
                                    TOTAL CURRENT LIABILITIES                     $ 75,456                    $ 67,466

OTHER LONG-TERM LIABILITIES, LESS CURRENT PORTION                                    3,346                       3,019
LONG-TERM DEFERRED REVENUE                                                           1,790                       1,881
CONTINGENCIES

SHAREHOLDERS' EQUITY:
  COMMON STOCK, PAR VALUE $1 PER SHARE:
     AUTHORIZED 10,000,000 SHARES: ISSUED 2,190,619 SHARES                           2,191                       2,191
  ADDITIONAL PAID-IN CAPITAL                                                         9,171                       9,171
  RETAINED EARNINGS                                                                 35,376                      38,285
-----------------------------------------------------------------------------------------------------------------------------------

                                    TOTAL SHAREHOLDERS' EQUITY                      46,738                      49,647
-----------------------------------------------------------------------------------------------------------------------------------


                                                                                  $127,330                    $122,013
-----------------------------------------------------------------------------------------------------------------------------------


THE NOTES TO FINANCIAL STATEMENTS ARE AN INTEGRAL PART OF THESE STATEMENTS.

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------
BRAD RAGAN, INC.

AMOUNTS IN THOUSANDS.

                                                                                         YEARS ENDED DECEMBER 31,
                                                                                -------------------------------------------
                                                                                  1996             1995              1994
-----------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                              $(2,909)          $ 1,356           $ 3,836

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH FROM OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                                2,097             1,670             1,296
    (GAIN) LOSS ON SALE OF PROPERTY, PLANT AND EQUIPMENT                           (46)             (223)              (30)
    DEFERRED TAX ASSET                                                            (626)             (291)           (1,383)
    CHANGES IN OPERATING ASSETS AND LIABILITIES:
       ACCOUNTS RECEIVABLE                                                      (1,536)            2,826               877
       INVENTORY                                                                (2,308)           (3,298)           (2,277)
       PREPAID EXPENSES                                                           (892)             (454)             (161)
       ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                    (2,999)            2,144              (721)
       SALARIES, WAGES AND COMMISSIONS                                             142                97               173
       TAXES, OTHER THAN INCOME TAX                                                 51               (82)              315
       FEDERAL AND STATE TAXES ON INCOME                                          --                (369)              203
       DEFERRED REVENUE                                                           (124)               27                70
       OTHER ACCRUED LIABILITIES                                                 1,364              --                --
       OTHER                                                                       407               359              (231)
                                                                               -------           -------           -------


   TOTAL ADJUSTMENTS                                                            (4,470)            2,406            (1,869)
                                                                               -------           -------           -------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             (7,379)            3,762             1,967
                                                                               -------           -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
CAPITAL EXPENDITURES                                                            (1,950)           (3,689)           (2,789)
PROCEEDS FROM DISPOSALS OF PROPERTY, PLANT AND EQUIPMENT                            90               421               138
                                                                               -------           -------           -------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                             (1,859)           (3,268)           (2,651)
                                                                               -------           -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
LONG-TERM DEBT PAID                                                               --                  (3)              (15)
SHORT-TERM DEBT - MAJORITY SHAREHOLDER                                           9,443              (253)              792
                                                                               -------           -------           -------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                              9,442              (256)              777
                                                                               -------           -------           -------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                               204               238                93
BEGINNING CASH AND CASH EQUIVALENTS                                                478               240               147
                                                                               -------           -------           -------

ENDING CASH AND CASH EQUIVALENTS                                               $   682           $   478           $   240
                                                                               =======           =======           =======


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

Impairment of long lived assets: The Company continually monitors conditions that may affect the carrying value of its long-term assets. When conditions indicate potential impairment of a long-term asset, the Company will undertake necessary market studies and re-evaluate projected future cash flows associated with the asset. When projected future cash flows, not discounted for the time value of money, are less than the carrying value of the asset, the impaired asset is written down to its net realizable value.

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


NOTE 2: AFFILIATE TRANSACTIONS
--------------------------------------------------------------------------------

Goodyear is the Company's principal supplier of new tires and is the Company's majority shareholder. As one of Goodyear's largest dealers, the Company has a continuing relationship with Goodyear that includes sales assistance, cooperative advertising, training of employees, leasing of facilities and other matters. Purchases from Goodyear were $59,078, $63,811 and $63,766 for the years ended

December 31, 1996, 1995 and 1994, respectively. Sales of product and services to Goodyear were $7,713, $9,167 and $7,181 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company also leases certain equipment and facilities from Goodyear. Rents paid pursuant to such leases amounted to $1,346, $1,439 and $1,516 in 1996, 1995 and 1994, respectively. The Company began providing various credit related administrative services to Goodyear's company - owned outlets during 1996.

On December 31, 1996, the Company issued a one-year $5.5 million promissory note to Goodyear that may be renewable on December 31, 1997, depending upon business conditions. The note represented an extension of a previous inventory ledger balance financing arrangement dated November 30, 1989, with an outstanding balance due on December 31, 1995, of $5.5 million. The note is interest-bearing at 120% of the prime rate as announced by Citibank, N.A., New York, NY, on the first day of each quarter during the term of the note. Interest due under the note will be fully waived provided the ratio of the Company's annual purchases of off-the-road tires from Goodyear to the average outstanding balance of the note equals or exceeds two and one half to one (2.5:1). Interest will be prorated if the ratio is less than 2.5:1. In 1996, 1995, and 1994 the ratio exceeded 2.5:1, and interest was fully waived.

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


NOTE 3: MISCELLANEOUS INCOME
-------------------------------------------------------------------------------
Miscellaneous income consisted of the following:

                                                        Year Ended December 31,
                                                     1996         1995         1994
                                                    -------      -------      -------

Finance charge revenue                              $11,383      $11,902      $12,919
Delivery commissions                                  1,041          996        1,101
Interest on short-term investments                      705          787          820
Other - net                                             397          482          130
                                                    -------      -------      -------
                                                    $13,526      $14,167      $14,970

--------------------------------------------------------------------------------
NOTE 4:    ACCOUNTS RECEIVABLE
--------------------------------------------------------------------------------
Accounts receivable consisted of the following:

                                                                 December 31,
                                                               1996         1995
                                                             -------      -------
Installment receivables                                      $60,082      $57,587
Commercial receivables                                        15,362       15,078
All other                                                      1,482        1,796
                                                             -------      -------
                                                              76,926       74,461
Less:      Unearned interest income                            5,105        4,319
           Allowance for doubtful accounts                     2,050        1,907
                                                             -------      -------
                                                             $69,771      $68,235

--------------------------------------------------------------------------------
Installment receivables are due from individuals who reside in markets served by the Company's retail outlets. Commercial receivables are due from customers primarily in the trucking and mining industries.

Amounts included in accounts receivable having balances due after one year were approximately $18.3 million at December 31, 1996, and $17.3 million at December 31, 1995.


NOTE 5: INVENTORIES
--------------------------------------------------------------------------------
Current cost exceeded the LIFO value of inventories by approximately $4,853 at December 31, 1996, and $4,717 at December 31, 1995.


NOTE 6: PROPERTY, PLANT AND EQUIPMENT
--------------------------------------------------------------------------------
Property, Plant and Equipment consisted of the following:

                                                              December 31,
                                                           1996        1995
                                                         -------      --------
Land                                                     $   574      $   585
Buildings                                                  4,280        4,244
Machinery and equipment                                   19,393       18,301
Vehicles                                                   3,392        3,903
Leasehold improvements                                     3,316        3,285
                                                         -------      --------
                                                          30,955       30,318
Less accumulated depreciation and amortization            22,068       21,285
                                                         -------      --------
                                                         $ 8,887      $ 9,033

NOTE 7: LEASES
--------------------------------------------------------------------------------
The Company uses leasing extensively for store facilities, vehicles and other equipment. Certain facility leases have ordinary renewal options, generally for five years at escalating rates based on the lessor's operating costs. Total rental expense for all leases amounted to $9,771, $9,756 and $9,194 for years ended December 31, 1996, 1995 and 1994, respectively.

At December 31, 1996, obligations to make future minimum rental payments for all noncancellable operating leases were as follows: 1997 - $6,849; 1998 - $5,308; 1999 - $3,495; 2000 - $1,915; 2001 - $1,073 and thereafter - $1,470.


NOTE 8: CREDIT ARRANGEMENTS
--------------------------------------------------------------------------------
At December 31, 1996, the Company had an unsecured short-term line of credit with Goodyear. The interest rate on the credit line is equal to the 30-day LIBOR plus 1.5%. This rate is fixed for a 30-day period and is reset monthly.

The average month-end balance outstanding under credit line arrangements was $35,624, $31,721 and $30,814 at an average interest rate, computed by dividing interest expense on the credit lines by the weighted average borrowings outstanding, of 6.94%, 7.5%, and 5.86% for the years ended December 31, 1996, 1995 and 1994, respectively. The maximum amount outstanding at any month-end during these periods was $43,179 at October 31, 1996, $39,407 at July 31, 1995, and $37,967 at October 31, 1994. The interest rate was 6.88% at December 31, 1996, 7.47% at December 31, 1995, and 7.56% at December 31, 1994.

The Company made cash interest payments of $2,456, $2,520 and $1,806 in the years ended December 31, 1996, 1995 and 1994, respectively.


NOTE 9: FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------
At December 31, 1996, and 1995, the carrying amounts of the Company's financial assets and liabilities reported in the statements of financial position approximated their fair values.


NOTE 10: RETIREMENT SAVINGS PLAN
--------------------------------------------------------------------------------
Substantially all employees of the Company are covered by a salary deferral thrift plan after a qualifying year of service. Company contributions to the plan are based primarily on a matching percentage of employee deferrals and amounted to $552 in 1996, $538 in 1995 and $541 in 1994.


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

--------------------------------------------------------------------------------
Net periodic postretirement benefit cost includes the following components:
--------------------------------------------------------------------------------

                                                                                1996             1995              1994
                                                                                ----             ----              ----
Service cost - benefit earned during the period                             $   121         $      84        $       96
Interest cost on expected benefit obligation                                    168               122               114
Net amortization and deferrals                                                   38               --                 11
-----------------------------------------------------------------------------------------------------------------------------------


Net periodic postretirement benefit cost                                    $   327         $     206        $      221
-----------------------------------------------------------------------------------------------------------------------------------


The following table sets forth the funded status and amounts recognized in the Company's statements of financial position:

--------------------------------------------------------------------------------

Actuarial present value of accumulated postretirement benefit obligation:           1996          1995          1994
                                                                                  -------       -------       -------
Retirees                                                                          $  (559)      $  (409)      $  (347)
Vested active plan participants                                                      (875)         (586)         (427)
Other active plan participants                                                       (859)         (692)         (602)
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   (2,293)       (1,687)       (1,376)
Plan assets                                                                          --            --            --
Accumulated postretirement benefit obligation in excess of plan assets             (2,293)       (1,687)       (1,376)
Unrecognized net loss                                                                 615           253           114
-----------------------------------------------------------------------------------------------------------------------------------
Accrued and deferred postretirement benefit cost recognized in the statement
of financial position                                                             $(1,678)      $(1,434)      $(1,262)
-----------------------------------------------------------------------------------------------------------------------------------

An 8.25% annual rate of increase in the cost of health care benefits is assumed in 1997. This rate gradually decreases to 5% in 2010 and remains at that level thereafter. A 1.0% change in the assumption would have minimal impact on the Company's accumulated postretirement benefit obligation, because, under the terms of the plan, the retiree would assume the increased cost. The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 7.75% for 1996 and 1995, and 8.5% for 1994.

Pursuant to the provisions of SFAS 112, the Company recognized the accumulated postemployment benefit obligation at January 1, 1993, as a one-time charge of $1,253 ($.57 per share) in the first quarter of 1993. This amount was recorded as the effect of change in accounting principle.


NOTE 12: ADVERTISING
--------------------------------------------------------------------------------
The Company expenses the production cost of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits.

Direct response advertising consists primarily of coupon books for the Company's products and services. The capitalized costs of the advertising are amortized over the period during which the coupons are valid.

At December 31, 1996, and 1995, $81 and $86 of advertising expense was reported as assets, respectively. Advertising expense was $2,754, $3,076 and $3,172 in 1996, 1995 and 1994, respectively.


NOTE 13: INCOME TAXES
--------------------------------------------------------------------------------
Pretax income from continuing operations has been taxed by various domestic federal and state authorities. Sales subject to foreign taxation are not material.

The provision (benefit) for income taxes consisted of the following:

-------------------------------------------------------------------------------------------------------------------

                                                Year Ended December 31,

                                            1996          1995          1994
                                          -------       -------       -------
Current Tax Expense (Benefit)

     Federal                              $(1,011)      $ 1,085       $ 1,827
     State                                    (98)          259           230
                                          -------       -------       -------

Total current tax expense (benefit)       $(1,109)      $ 1,344       $ 2,057
--------------------------------------------------------------------------------


Deferred Tax Expense (Benefit)

     Federal                              $  (520)      $  (241)      $(1,148)
     State                                   (106)          (49)         (234)
                                          -------       -------       -------

Total deferred tax expense (benefit)      $  (626)      $  (290)      $(1,382)
                                          -------       -------       -------
Total provision (benefit)                 $(1,735)      $ 1,054       $   675
--------------------------------------------------------------------------------


A reconciliation between the provision (benefit) for income taxes and the amount of income tax computed by applying the statutory federal income tax rate to pretax income from continuing operations is as follows:

--------------------------------------------------------------------------------


                                                            Years Ended December 31,

                                                         1996         1995         1994
                                                       -------       ------      -------

Computed tax provision (benefit) - Statutory rate      $(1,579)      $  819      $ 1,534
State income taxes                                        (199)         104          194
Non-deductible items                                        75           86           95
Change in valuation allowance                             --           --         (1,192)
Other - net                                                (32)          45           44
                                                       -------       ------      -------
                                                       $(1,735)      $1,054      $   675
-------------------------------------------------------------------------------------------------------

Income tax payments (refunds), were $(208), $2,166 and $1,860 for the years ended December 31, 1996, 1995 and 1994, respectively.

Upon applying the "more likely than not" asset realization criteria prescribed in SFAS 109, there was sufficient positive evidence to support recognition of net deferred assets, and a valuation allowance has not been required at December 31, 1996, and 1995. A net deferred tax asset of $5,464 and $4,838 was recorded at December 31, 1996, and 1995, respectively. The realization of the net deferred asset value is dependent upon the generation of taxable income in future periods.


Deferred tax assets (liabilities) are comprised of the following :

--------------------------------------------------------------------------------

                                                          December 31,
                                                       1996          1995
                                                     -------       -------
Deferred Tax Assets

Bad debt reserve                                     $   785       $   730
Accrued vacation pay                                     287           290
Insurance reserve - general liability                    993           893
Insurance reserve - medical & dental                      81           323
Deferred warranty revenue                              1,580         1,677
Accrued postretirement cost other than pensions          643           549
Accrued postemployment benefits                          464           463
Other - net                                             --             349
                                                     -------       -------

Gross deferred tax assets                            $ 6,005       $ 5,274
                                                     -------       -------

Deferred Tax Liabilities

Depreciation                                         $  (540)      $  (433)
Other                                                     (1)           (3)
                                                     -------       -------

Gross deferred tax liabilities                       $  (541)      $  (436)
                                                     -------       -------

Net deferred tax assets                              $ 5,464       $ 4,838
--------------------------------------------------------------------------------


NOTE 14: CONTINGENCIES
--------------------------------------------------------------------------------
The Company is a defendant in a number of legal actions generally incidental to the normal course of business. It is management's opinion, after consulting with legal counsel, that it is not reasonably possible that the amount of loss, if any, that may ultimately arise upon the resolution of such actions will have a material effect on the Company's financial position and results of operations. However, in the event of an unanticipated adverse final determination in respect of certain matters, the Company's financial position or results of operations for the period in which such determination occurs, could be materially affected.

The Company elected to purchase only catastrophe insurance and is partially self-insured for casualty losses. Self insurance retentions for workers' compensation are up to the statutory benefit for individual states, general liability and automobile liability up to $3,000 and product liability up to $7,000.

NOTE 15: BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------
Brad Ragan, Inc.'s business is functionally divided into two segments, commercial operations and retail operations. Commercial operations include the sale of new tires and the manufacture and sale of retreaded off-the-road, over-the-highway and farm and industrial tires. Retail stores distribute tires, major brand appliances, consumer electronics and power equipment and offer automotive repair services. Identifiable assets, depreciation expense and capital expenditures by segment include both items directly identified with those operations and an allocable share of jointly used assets. Intersegment sales and transfers for each of the three years presented are immaterial and, therefore, have not been separately reported.

                                                     Commercial                                      Retail
                                      --------------------------------------------    -------------------------------------------
                                                Year Ended December 31                        Year Ended December 31
                                      --------------------------------------------    -------------------------------------------

                                          1996            1995            1994           1996          1995         1994
                                      --------------------------------------------    --------------------------------------------


Net sales                              $ 146,683       $ 144,018       $ 140,943       $ 91,790       $92,957      $93,094
Miscellaneous income - net                 1,084           1,259             979         12,163        12,756       13,816
Cost of products sold                    108,233         106,728         103,562         57,687        59,122       59,606
Selling, administrative
     and general expenses                 38,915          36,591          35,823         48,990        43,571       43,385
Operating profit                             619           1,958           2,537         (2,724)        3,020        3,919
Identifiable assets                       48,089          46,827          43,515         79,241        75,185       75,308
Capital expenditures                       1,693           2,075           1,889            249         1,545          900
Depreciation expense                       1,276             978             730            710           564          414
------------------------------------------------------------------------------------------------------------------------------------

Corporate revenues, net                $     279       $     152       $     175

Corporate operating profit (loss)            (34)            (83)            (72)

------------------------------------------------------------------------------------------------------------------------------------


NOTE 16:  UNUSUAL CHARGE
--------------------------------------------------------------------------------
The Company recorded a $4.8 million unusual charge in 1996 associated with the tentative settlement of two class action lawsuits related to retail installment credit sales.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

BRAD RAGAN, INC.

Amounts in thousands.

                                                                           Additions
                                            Balance at Beginning       Charged to Costs                      Balance at End
           Description                            of Period                & Expenses           Deductions      of Period
-----------------------------------------------------------------------------------------------------------------------------------


Allowance for doubtful accounts:

     Year ended December 31, 1996                   $1,907                    $1,648              $1,505(A)        $2,050

     Year ended December 31, 1995                   $1,637                    $1,737              $1,467(A)        $1,907

     Year ended December 31, 1994                   $1,672                    $1,601              $1,636(A)        $1,637





(A) Uncollected accounts charged to allowance, less recoveries of accounts previously written off.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Brad Ragan, Inc.


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Brad Ragan, Inc. at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for the opinion expressed above.







PRICE WATERHOUSE  LLP
Charlotte, North Carolina
January 22, 1997

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BRAD RAGAN, INC.



March 13, 1997                  By: /s/ M. R. Thomann
                                ------------------------------
                                    M. R. Thomann
                                    President and Chief Executive Officer


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


NAME AND SIGNATURE             POSITION(S)                           DATE
------------------             -----------                           ----


/s/ EUGENE R. CULLER           Chairman of the Board             March 13, 1997
---------------------------
EUGENE R. CULLER


/s/ MICHAEL R. THOMANN         President and Chief Executive     March 13, 1997
---------------------------    Officer
MICHAEL R. THOMANN


/s/ RONALD J. CARR             Vice President - Finance          March 13, 1997
---------------------------    and Chief Financial Officer,
RONALD J. CARR                 Secretary, Treasurer and a
                               Director



/s/ CHARLES A. BETHEL, JR.     Director                          March 13, 1997
---------------------------
CHARLES A. BETHEL, JR.


/s/ RICHARD D. PEARSON         Director                          March 13, 1997
---------------------------
RICHARD D. PEARSON


/s/ RICHARD E. SORENSEN        Director                          March 13, 1997
---------------------------
RICHARD E. SORENSEN

                                  EXHIBIT INDEX

                                       to

               Annual Report on Form 10-K of Brad Ragan, Inc., for
                          Year Ended December 31, 1996


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