Form 10-Q
period 1997-03-31
RAGAN BRAD INC
filed 1997-05-15
CIK 81764

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                             ----------------------

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter ended March 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,190,619 shares of Common Stock ($1 par value) at May 9, 1997.

Part I - Financial Information

Item 1. Financial Statements

STATEMENTS OF FINANCIAL POSITION
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands, except share and per share data.


Assets                                                          March 31, 1997  December 31, 1996
-------------------------------------------------------------------------------------------------

Current Assets:
   Cash                                                            $    541         $    682
   Accounts receivable, less unearned interest income
    of $5,153 and $5,105 and allowance for
    doubtful accounts of $1,850 and $2,050                           69,015           69,771
   Inventories:
     Merchandise                                                     38,970           36,911
     Materials and manufacturing supplies                             2,859            2,781
                                                                   --------         --------
                                                                     41,829           39,692
   Prepaid expenses                                                   1,725            1,622
   Other current assets                                               3,249            3,249
                                                                   --------         --------
                    Total Current Assets                            116,359          115,016
Other assets                                                          2,891            2,921
Property, plant and equipment, net                                    8,883            8,887
Cost in excess of net assets of businesses acquired, less
     accumulated amortization of $933 and $924                          497              506
                                                                   --------         --------
                                                                   $128,630         $127,330
                                                                   --------         --------


Liabilities and Shareholders' Equity


Current Liabilities:
   Short-term debt - Majority Shareholder                          $ 35,980         $ 34,766
   Accounts payable and accrued expenses:
     Trade                                                           12,099           12,728
     Majority Shareholder                                            12,706            9,983
   Salaries, wages and commissions                                    5,830            7,469
   Taxes, other than income                                           1,439            1,097
   Current portion of deferred revenue                                2,416            2,466
   Note payable - Majority Shareholder                                5,500            5,500
   Other accrued liabilities                                          1,191            1,364
   Current portion of other long-term liabilities                        83               83
                                                                   --------         --------
                    Total Current Liabilities                        77,244           75,456

Other long-term liabilities, less current portion                     3,417            3,346
Long-term deferred revenue                                            1,768            1,790

Shareholders' Equity:
   Common stock, par value $1 per share:
     Authorized 10,000,000 shares; issued 2,190,619 shares            2,191            2,191
   Additional paid-in capital                                         9,171            9,171
   Retained earnings                                                 34,839           35,376
                                                                   --------         --------
                    Total Shareholders' Equity                       46,201           46,738
                                                                   --------         --------

                                                                   $128,630         $127,330
                                                                   --------         --------


The notes to financial statements are an integral part of these statements.

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands, except share and per share data.

                                                                    Three Months Ended
                                                                         March 31,
                                                             --------------------------------
                                                                1997                 1996
                                                             -----------          -----------


Net sales                                                    $    54,419          $    50,598
Miscellaneous income - net                                         3,066                2,626
                                                             -----------          -----------
                                                                  57,485               53,224
                                                             -----------          -----------


Costs and expenses:
   Cost of products sold                                          37,497               35,000
   Selling, administrative and general expenses                   20,194               19,115
   Interest expense                                                  678                  557
                                                             -----------          -----------
                                                                  58,369               54,672
                                                             -----------          -----------


Income (loss) before income taxes                                   (884)              (1,448)

Provision (benefit) for income taxes                                (347)                (620)
                                                             -----------          -----------
Net income (loss)                                            $      (537)         $      (828)
                                                             -----------          -----------
Income (loss) per common share                                     (0.25)         $     (0.38)
                                                             -----------          -----------
Weighted average number of common shares outstanding           2,190,619            2,190,619
                                                             -----------          -----------


The notes to financial statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------



BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands.

                                                                   Three Months Ended
                                                                        March 31,
                                                                 ------------------------
                                                                  1997             1996
                                                                 -------          -------


CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                $  (537)         $  (828)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH FROM OPERATING ACTIVITIES:
   Depreciation and amortization                                     546              502
   (Gain) loss on sale of property, plant and equipment               (6)               3
   Changes in operating assets and liabilities:
      Accounts receivable                                            756            2,623
      Inventory                                                   (2,137)          (5,850)
      Prepaid expenses                                              (103)            (617)
      Accounts payable                                             2,094            2,455
      Salaries, wages and commissions                             (1,639)          (2,203)
      Taxes, other than income tax                                   342              130
       Deferred revenue                                              (72)            (185)
       Other accrued liabilities                                    (173)            --
       Other                                                         101               89
                                                                 -------          -------

   Total Adjustments                                                (291)          (3,053)
                                                                 -------          -------


NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                 (828)          (3,881)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                (533)            (407)
Proceeds from disposals of property, plant and equipment               6               13
                                                                 -------          -------


NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (527)            (394)

CASH FLOWS FROM FINANCING ACTIVITIES:
Short-term debt - Majority Shareholder                             1,214            4,073
                                                                 -------          -------


NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              $ 1,214          $ 4,073

NET INCREASE (DECREASE) IN CASH                                     (141)            (202)
BEGINNING CASH                                                       682              478
                                                                 -------          -------


ENDING CASH                                                      $   541          $   276
                                                                 -------          -------


The notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS
BRAD RAGAN, INC.

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

NOTE B - ACCOUNTS RECEIVABLE

Amounts included in accounts receivable having balances due after one year were approximately $18.5 million at March 31, 1997, and $18.3 million at December 31, 1996.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

          Net sales for the quarter ended March 31, 1997, increased $3.8 million to $54,419,000 compared to $50,598,000 for the same period of 1996. Sales for the Company's commercial segment increased 6.5% primarily due to increased service sales. The retail segment sales increased 9.2% primarily due to increased sales of lawn and garden and other hard goods. On a same location basis, sales increased for the retail and commercial segments 8.4% and 5.4%, respectively.

          Miscellaneous income increased $440,000 for the first quarter of 1997 compared to the first quarter 1996 primarily due to increased revenues from finance charges associated with increased consumer credit sales.

          The gross margin rate increased slightly to 31.1% for the first quarter of 1997 compared to 30.8% for the same period of 1996.

          Selling, administrative and general expenses increased $1.1 million due to higher expenses for compensation and benefits and expenses associated with increased sales volume. As a percentage of sales, however, expenses decreased to 37.1% for the first quarter of 1997 compared to 37.8% for the first quarter of 1996.

          Interest expense increased $121,000 for the first quarter of 1997 compared to the same period of 1996 due to higher average outstanding short-term debt. The average short-term debt balance for the first quarter of 1997 was $38.9 million compared to $31.5 million in 1996.

          Historically, the first quarter does not represent a strong earnings period for the Company. A net loss of $537,000 ($.25 per share) was recorded for the first quarter of 1997 compared to a net loss of $828,000 ($.38 per share) for the first quarter of 1996.

FINANCIAL POSITION

          Net cash used in operating activities for the first quarter of 1997 was $831,000. Merchandise requirements for the upcoming strong selling season resulted in cash used to increased inventory balances by $2.1 million. This was offset by related increases in accounts payable balances of $2.1 million.

          Financing activities reflect a net increase in the Company's short-term borrowing of $1.2 million, which was used for capital expenditures of $533,000 with the remainder funding working capital requirements. Short-term debt is originated through the majority shareholder, The Goodyear Tire & Rubber Company, which provides an open line of credit.

                             COMPARATIVE SALES TABLE
                                   (in 000's)


COMMERCIAL SALES BY PRODUCT LINE


                                    THREE MONTHS ENDED MARCH 31
                           -----------------------------------------------
                             1997               1996            % VARIANCE
                           -------            -------           ----------
New Tires                  $15,694            $14,743               6.5%
Retreading                   9,210              8,914               3.3%
Service                      6,091              5,267              15.6%
Rubber Products              2,556              2,570              -0.5%
                           -------            -------
    Total                  $33,551            $31,494               6.5%
                           =======            =======



RETAIL SALES BY PRODUCT LINE


                                 THREE MONTHS ENDED MARCH 31
                      ------------------------------------------------
                        1997               1996             % VARIANCE
                      -------            -------            ----------
Hard Goods            $ 8,958            $ 7,410              20.9%
New Tires               5,194              5,301              -2.0%
Retreading                109                101               7.9%
Service                 6,607              6,292               5.0%
                      -------            -------
    Total             $20,868            $19,104               9.2%
                      =======            =======

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         Exhibit No. 27 - Financial Data Schedule dated March 31, 1997

    (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 BRAD RAGAN, INC.
                                       ------------------------------------
                                                  (Registrant)




DATE:  May 9, 1997                 By:           /s/  R. J. Carr
       ------------                    ------------------------------------
                                       R. J. Carr, Vice President - Finance
                                         and Chief Financial Officer