Form 10-Q
period 1997-06-30
RAGAN BRAD INC
filed 1997-08-14
CIK 81764

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                             ----------------------

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarter ended June 30, 1997.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,190,619 shares of Common Stock ($1 par value) at August 12 1997.

Part I - Financial Information

Item 1. Financial Statements

STATEMENTS OF FINANCIAL POSITION
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands, except share and per share data.


Assets                                                                 June 30, 1997     December 31, 1996
                                                                       -------------     -----------------

Current Assets:
   Cash                                                                 $    607              $    682
   Accounts receivable, less unearned interest income
    of $5,267 and $5,105 and allowance for
    doubtful accounts of $2,100 and $2,050                                73,435                69,771
   Inventories:
     Merchandise                                                          38,600                36,911
     Materials and manufacturing supplies                                  2,853                 2,781
                                                                        --------              --------

                                                                          41,453                39,692
   Prepaid expenses                                                          273                 1,622
   Other current assets                                                    3,204                 3,249
                                                                        --------              --------

                                  Total Current Assets                   118,972               115,016
Other assets                                                               2,879                 2,921
Property, plant and equipment, net                                         9,086                 8,887
Cost in excess of net assets of businesses acquired, less
     accumulated amortization of $942 and $924                               488                   506
                                                                        --------              --------

                                                                        $131,425              $127,330
                                                                        --------              --------


Liabilities and Shareholders' Equity


Current Liabilities:
   Short-term debt - Majority Shareholder                               $ 34,293              $ 34,766
   Accounts payable and accrued expenses:
     Trade                                                                14,163                12,728
     Majority Shareholder                                                 13,522                 9,983
   Salaries, wages and commissions                                         6,886                 7,469
   Taxes, other than income                                                1,140                 1,097
   Current portion of deferred revenue                                     2,375                 2,466
   Note payable - Majority Shareholder                                     5,500                 5,500
   Other accrued liabilities                                               1,093                 1,364
         Current portion of other long-term liabilities                       75                    83
                                                                        --------              --------

                    Total Current Liabilities                             79,047                75,456

Other long-term liabilities, less current portion                          3,477                 3,346
Long-term deferred revenue                                                 1,882                 1,790

Shareholders' Equity:
   Common stock, par value $1 per share:
     Authorized 10,000,000 shares; issued 2,190,619 shares                 2,191                 2,191
   Additional paid-in capital                                              9,171                 9,171
   Retained earnings                                                      35,657                35,376
                                                                        --------              --------

                    Total Shareholders' Equity                            47,019                46,738
                                                                        --------              --------


                                                                        $131,425              $127,330
                                                                        --------              --------


The notes to financial statements are an integral part of these statements.

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


--------------------------------------------------------------------------------

BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands, except share and per share data.

                                                              Three Months Ended                       Six Months Ended
                                                                   June 30,                                June  30,
                                                        -----------------------------------------------------------------------
                                                           1997                1996                 1997               1996
                                                        ----------         -----------          ----------         -----------


Net Sales                                               $   63,336         $    63,258          $  117,755         $   113,856
Miscellaneous income - net                                   4,141               4,594               7,207               7,220
                                                        ----------         -----------          ----------         -----------

                                                            67,477              67,852             124,962             121,076

Cost and expenses:
    Cost of products sold                                   43,628              43,881              81,125              78,881
    Selling administrative and general expenses             21,931              20,998              42,125              40,113
    Unusual Charge                                            --                 4,832                --                 4,832
    Interest expense                                           701                 590               1,379               1,147
                                                        ----------         -----------          ----------         -----------


                                                            66,260              70,301             124,629             124,973
                                                        ----------         -----------          ----------         -----------

Income (loss) before income taxes                            1,217              (2,449)                333              (3,897)

Provision (benefit) for income taxes                           399                (884)                 52              (1,504)
                                                        ----------         -----------          ----------         -----------



Net Income (loss)                                       $      818         $    (1,565)         $      281         $    (2,393)
                                                        ----------         -----------          ----------         -----------


Net Income (loss) per common share                      $     0.37         $     (0.71)         $     0.13         $     (1.09)
                                                        ----------         -----------          ----------         -----------


Weighted average number of common shares
outstanding                                              2,190,619           2,190,619           2,190,619           2,190,619
                                                        ----------         -----------          ----------         -----------



The Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------

BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands.

                                                                     Six Months Ended
                                                                         June 30,
                                                                 ------------------------
                                                                  1997             1996
                                                                 -------          -------


Cash Flows From Operating Activities:
Net Income (Loss)                                                $   281          $(2,393)

Adjustments To Reconcile Net Income (Loss)
To Net Cash Used In Operating Activities:
   Depreciation and amortization                                   1,116            1,019
   (Gain) loss on sale of property, plant and equipment               (3)             (16)
   Deferred tax asset                                                 15               46
   Changes in operating assets and liabilities:
    Accounts receivable, net                                      (3,664)          (4,140)
    Inventories                                                   (1,761)          (7,869)
    Prepaid expenses                                               1,349           (1,323)
    Accounts payable and accrued expenses                          4,974            7,663
    Salaries, wages and commissions                                 (583)          (1,404)
    Taxes, other than income tax                                      43              181
    Deferred revenue                                                   1              105
    Other accrued liabilities                                       (271)           4,832
    Other                                                            188              176
                                                                 -------          -------

   Total Adjustments                                               1,404             (730)

Net Cash Provided By (Used In) Operating Activities                1,685           (3,123)

Cash Flows From Investing Activities:

Capital expenditures                                              (1,316)            (953)
Proceeds from disposals of property, plant and equipment              29               33
                                                                 -------          -------


Net Cash Provided By (Used In) Investing Activities               (1,287)            (920)

Cash Flows From Financing Activities:
Long-term debt paid                                                 --               --
Short-term debt - Majority Shareholder                              (473)           3,757
                                                                 -------          -------


Net Cash Provided By (Used In) Financing Activities                 (473)           3,757

Net Increase (Decrease) In Cash                                      (75)            (286)
Beginning Cash                                                       682              478

Ending Cash                                                      $   607          $   192
                                                                 -------          -------


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

NOTE B - ACCOUNTS RECEIVABLE

Amounts included in accounts receivable having balances due after one year were approximately $20.6 million at June 30, 1997, and $18.3 million at December 31, 1996.

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

NOTE E - PERVASIVENESS OF ESTIMATES

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

NOTE F - RECENT PRONOUNCEMENT

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosure about segments of an Enterprise and Related Information. It requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This information is to be provided on the same basis that it is used internally by management for evaluating segment performance. It requires that a business report a measure of segment profit or loss, certain specific revenue and expense items and segment assets, among others. It also requires certain descriptive information, including the way that the operating segments were determined and the products and services provided by the operating segments. The Statement is effective for financial statements for periods beginning after December 15, 1997. The Company plans to adopt the Statement for the year ended December 31, 1998. Company management is assessing how the requirements of the statement will impact existing segment disclosures.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

     Net sales for the quarter ended June 30, 1997, increased to $63,336,000 compared to $63,258,000 for the same period of 1996. On a same location basis, commercial sales were up 6.3% while retail sales decreased 8.4%. Commercial sales growth occurred in all product categories while a cooler than normal spring in the Southeast affected retail sales, particularly in lawn and garden merchandise.

     Miscellaneous income decreased 10.0% primarily due to lower revenues earned from charges associated with consumer credit sales.

     The gross margin rate increased slightly to 31.1% for the second quarter of 1997 compared to 30.6% for the same period of 1996.

     Selling, administrative and general expenses increased 4.4% for the second quarter of 1997 compared to the second quarter of 1996 primarily due to increases in expenses associated with compensation and benefits.

     Interest expense increased to $701,000 for the second quarter of 1997 from $590,000 for the same period of 1996 due to an increased average short-term borrowing rate and increased average outstanding short-term borrowings.

     The Company recorded net income of $818,000 ($.37 per share) for the second quarter of 1997 compared to a net loss of $1,565,000 ($.71 per share) for the same period of 1996. The 1996 second quarter loss included a $4.8 million unusual charge associated with the settlement of two class action lawsuits related to retail installment credit sales.

FIRST HALF 1997 COMPARED TO FIRST HALF 1996

     Net sales for the six-month period ended June 30, 1997 increased $3.9 million to $117,755,000 from $113,856,000 for the same period of 1996. On a same location basis, commercial sales were up 4.9% while retail sales declined 1.7%.

     Miscellaneous income for the first half of 1997 was down slightly to $7,207,000 from $7,220,000 for the first half of 1996.

     The gross margin rate for the six-month period was up slightly to 31.1% compared to 30.7% for the same period of 1996.

     Selling administrative and general expenses were up 5.0% for the first half of 1997 compared to the first half of 1996 primarily due to increased expenses associated with compensation and benefits.

     Interest expense increased to $1,379,000 for the first half of 1997 from $1,147,000 for the same period of 1996 primarily due to increased average outstanding short-term borrowing.

     The Company recorded net income of $281,000 ($.13 per share) for the first half of 1997 compared to net loss of $2,393,000 ($1.09 per share) for the first half of 1996. The 1996 first half loss includes a $4.8 million unusual charge recorded in the second quarter for expenses associated with the settlement of two class action lawsuits related to retail installment credit sales.

FINANCIAL POSITION

     Net cash provided by operating activities for the first half of 1997 was $1.7 million. Cash provided by net income before depreciation and amortization was $1.4 million. Additional cash of $6.3 million was provided by an increase in accounts payable and accrued expenses and deceased prepaid expenses. This was partially offset by increased accounts receivable and inventories.

     Net cash used in investing activities of $1.3 million was principally for capital equipment.

     Financing activities reflect a net decrease in short-term borrowings of $473,000. Short-term debt is originated through the majority shareholder, The Goodyear Tire & Rubber Company, which provides an open line of credit.

                             Comparative Sales Table
                             (Amounts In Thousands)







COMMERCIAL SALES BY PRODUCT LINE

                                            THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                      ------------------------------------     -------------------------------------
                                        1997         1996        %VARIANCE       1997         1996         %VARIANCE
                                      -------       -------      ---------     -------      --------       ---------

New Tires                             $18,732       $17,565          6.6%      $34,426       $32,307           6.6%
Retreading                             10,571        10,313          2.5%       19,781        19,227           2.9%
Service                                 6,864         6,334          8.4%       12,955        11,601          11.7%
Rubber Products                         2,853         2,504         13.9%        5,409         5,074           6.6%
                                      -------       -------                    -------       -------
        Total                         $39,020       $36,715          6.3%      $72,571       $68,209           6.4%
                                      =======       =======                    =======       =======


RETAIL SALES BY PRODUCT LINE

                                            THREE MONTHS ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                      ------------------------------------     -------------------------------------
                                        1997         1996        %VARIANCE       1997         1996         %VARIANCE
                                      -------       -------      ---------     -------      --------       ---------

Hard Goods                            $11,286       $13,001      -13.2%        $20,244       $20,411          -0.8%
New Tires                               5,804         6,045       -4.0%         10,998        11,346          -3.1%
Retreading                                119           121       -1.7%            228           222           2.7%
Service                                 7,107         7,376       -3.6%         13,714        13,668           0.3%
                                      -------       -------                    -------       -------
        Total                         $24,316       $26,543       -8.4%        $45,184       $45,647          -1.0%
                                      =======       =======                    =======       =======


                           PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its 1997 Annual Meeting of Shareholders on May 22 1997. The only item on the agenda was the election of directors for which votes were cast or withheld as follows:

                  Nominee                     For                   Withheld
                  -------                     ---                   --------

          Eugene R. Culler, Jr.            2,166,121                      0
          Michael R. Thomann               2,166,121                      0
          Ronald J. Carr                   2,166,121                      0
          Richard D. Pearson               2,166,121                      0
          Richard E. Sorensen              2,165,921                    200
          James W. Barnett                 2,165,921                    200

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits: Exhibit No. 27 - Financial Data Schedule dated
                                       June 30, 1997.

        (b) Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter for which this report is filed.


                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                    BRAD RAGAN, INC.
                                         --------------------------------------
                                                      (Registrant)






DATE:  August  12, 1997              By: /s/  R. J. Carr
       ------------------                --------------------------------------
                                         R. J. Carr, Vice President - Finance
                                         and Chief Financial Officer