Form 10-Q
period 1997-09-30
RAGAN BRAD INC
filed 1997-11-14
CIK 81764

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q
                             ----------------------

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarter ended September 30, 1997.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No
                                        -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,190,619 shares of Common Stock ($1 par value) at November 10, 1997.

Part I - Financial Information

Item 1. Financial Statements

STATEMENTS OF FINANCIAL POSITION
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands, except share and per share data.

                                                                         September 30, 1997            December 31, 1996
                                                                         ------------------            -----------------

Assets

Current Assets:
   Cash                                                                         $    472                  $    682
   Accounts receivable, less unearned interest income
    of $5,359 and $5,105 and allowance for
    doubtful accounts of $2,350 and $2,050                                        74,545                    69,771
   Inventories:
     Merchandise                                                                  38,408                    36,911
     Materials and manufacturing supplies                                          3,008                     2,781
                                                                                --------                  --------
                                                                                  41,416                    39,692
   Prepaid expenses                                                                  444                     1,622
   Other current assets                                                            2,868                     3,249
                                                                                --------                  --------
                        Total Current Assets                                     119,745                   115,016
Other assets                                                                       2,877                     2,921
Property, plant and equipment, net                                                 9,319                     8,887
Cost in excess of net assets of businesses acquired, less
     accumulated amortization of $951 and $924                                       479                       506
                                                                                --------                  --------
                                                                                $132,420                  $127,330
                                                                                ========                  ========


Liabilities and Shareholders' Equity

Current Liabilities:
    Short-term debt - Majority Shareholder                                      $ 32,462                  $ 34,766
    Accounts payable and accrued expenses:
        Trade                                                                     12,526                    12,728
        Majority Shareholder                                                      16,972                     9,983
    Salaries, wages and commissions                                                7,209                     7,469
    Taxes, other than income                                                       1,206                     1,097
    Current portion of deferred revenue                                            2,335                     2,466
    Note payable - Majority Shareholder                                            5,500                     5,500
    Other accrued liabilities                                                      1,083                     1,364
    Current portion of other long-term liabilities                                   104                        83
                                                                                --------                  --------
                        Total Current Liabilities                                 79,397                    75,456

Other long-term liabilities, less current portion                                  3,512                     3,346
Long-term deferred revenue                                                         1,847                     1,790

Shareholders' Equity:
    Common stock, par value $1 per share:
    Authorized 10,000,000 shares; issued 2,190,619 shares                          2,191                     2,191
    Additional paid-in capital                                                     9,171                     9,171
    Retained earnings                                                             36,302                    35,376
                                                                                --------                  --------
                        Total Shareholders' Equity                                47,664                    46,738
                                                                                --------                  --------

                                                                                $132,420                  $127,330
                                                                                ========                  ========

The Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands, except share and per share data.

                                                        Three Months Ended                Nine Months Ended
                                                           September 30,                    September 30,
                                                     ----------------------------------------------------------
                                                        1997            1996            1997            1996
                                                     ----------     -----------      ----------     -----------
Net Sales                                            $   64,215     $    63,754      $  181,970     $   177,610
Miscellaneous income - net                                3,212           3,187          10,419          10,407
                                                     ----------     -----------      ----------     -----------
                                                         67,427          66,941         192,389         188,017

Cost and expenses:
     Cost of products sold                               44,329          44,300         125,454         123,181
     Selling administrative and general expenses         21,331          21,989          63,456          62,102
     Unusual charge                                        --              --              --             4,832
     Interest expense                                       700             664           2,079           1,811
                                                     ----------     -----------      ----------     -----------

                                                         66,360          66,953         190,989         191,926
                                                     ----------     -----------      ----------     -----------
Income before income taxes                                1,067             (12)          1,400          (3,909)

Provision for income taxes                                  422             (59)            474          (1,563)
                                                     ----------     -----------      ----------     -----------

Net income                                           $      645     $        47      $      926     $    (2,346)
                                                     ----------     -----------      ----------     -----------

Net income per common share                          $      .29     $      0.02      $      .42     $     (1.07)
                                                     ----------     -----------      ----------     -----------


Weighted average number of common shares
outstanding                                           2,190,619       2,190,619       2,190,619       2,190,619
                                                     ----------     -----------      ----------     -----------

The Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands.

                                                                        Nine Months Ended
                                                                          September 30,
                                                                    ---------------------------
                                                                      1997                1996
                                                                    -------             -------
Cash Flows From Operating Activities:
Net Income (Loss)                                                   $   926             $(2,346)

Adjustments To Reconcile Net Income (Loss)
To Net Cash Used In Operating Activities:
   Depreciation and amortization                                      1,709               1,556
   (Gain) loss on sale of property, plant and equipment                  (3)                (29)
   Deferred taxes                                                       335                 181
   Changes in operating assets and liabilities:
     Accounts receivable, net                                        (4,774)             (3,628)
     Inventories                                                     (1,725)             (8,079)
     Prepaid expenses                                                 1,179              (1,605)
     Accounts payable and accrued expenses                            6,788               1,640
     Salaries, wages and commissions                                   (260)                326
     Taxes, other than income tax                                       109                  56
     Deferred revenue                                                   (74)                 12
     Other accrued liabilities                                         (281)              4,683
     Other                                                              267                 263
                                                                    -------             -------
   Total Adjustments                                                  3,270              (4,624)

Net Cash Provided By (Used In) Operating Activities                   4,196              (6,970)

Cash Flows From Investing Activities:
Capital expenditures                                                 (2,141)             (1,425)
Proceeds from disposals of property, plant and equipment                 38                  50
                                                                    -------             -------

Net Cash Provided By (Used In) Investing Activities                  (2,103)             (1,375)

Cash Flows From Financing Activities:
Long-term debt paid                                                    --                  --
Short-term debt - Majority Shareholder                               (2,303)              8,233
                                                                    -------             -------

Net Cash Provided By (Used In) Financing Activities                 $(2,303)            $ 8,233

Net Increase (Decrease) In Cash                                        (210)               (112)
Beginning  Cash                                                         682                 478
                                                                    -------             -------



Ending Cash                                                         $   472             $   366
                                                                    -------             -------

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

NOTE B - ACCOUNTS RECEIVABLE

Amounts included in accounts receivable having balances due after one year were approximately $20.6 million at September 30, 1997, and $18.3 million at December 31, 1996.

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

NOTE F - RECENT PRONOUNCEMENT

In June, 1997, the Financial Accounting Standards Board issued SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information. It requires that a public business enterprise report financial and descriptive information about its reportable operating segments. This information is to be provided on the same basis that it is used internally by management for evaluating segment performance. It requires that a business report a measure of segment profit or loss, certain specific revenue and expense items and segment assets, among others. It also requires certain descriptive information, including the way that the operating segments were determined and the products and services provided by the operating segments. The Statement is effective for financial statements for periods beginning after December 15, 1997. The Company plans to adopt the Statement for the year ending December 31, 1998. Company management is assessing how the requirements of the Statement will impact existing segment disclosures.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 128. "Earnings per Share" ("SFAS 128") effective for fiscal years ending after December 15, 1997. SFAS 128, requires dual presentation of basic and diluted earnings per share (EPS) on the face of the statement of income and requires a reconciliation of the numerators and denominators of the basic and diluted EPS calculations. The Company does not expect that basic and diluted EPS will be materially different from its current calculation of net income per common share since potential common shares in the form of stock options are not expected to be materially dilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

          Net sales for the quarter ended September 30, 1997, increased $461,000 to $64.2 million compared to $63.8 million for the same period of 1996. Commercial sales increased 2.8% primarily due to higher sales of new tires and service while retail sales decreased 2.9% due to lower sales of hard goods and new tires. On a same location basis, commercial sales increased 2.1% while retail sales declined 3.7%.

          Miscellaneous income remained constant at $3.2 million for the third quarters of 1997 and 1996.

          The gross margin rate increased slightly to 31% for the third quarter of 1997 compared to 30.5% for the same period.

          Selling, administrative and general expenses decreased 3% to $21.3 million for the third quarter of 1997 from $22.0 million for the same period of 1996. The 1996 third quarter included expenses associated with an adverse court decision and related litigation cost in a general liability case against the Company.

          Interest expense increased for the third quarter of 1997 compared to the same period of 1996 primarily due to higher average outstanding short-term borrowing and slightly higher interest rates. The average short-term borrowing rate for the third quarter of 1997 was 7.2% compared to 7.0% for the same period of 1996.

          Net income of $645,000 ($.29 per share) was recorded for the third quarter of 1997 compared to net income of $47,000 ($.02 per share) for the same quarter of 1996.

NINE MONTHS 1997 COMPARED TO NINE MONTHS 1996

          Net sales for the nine-month period ended September 30, 1997, increased $4,360,000 to $182 million compared to $177.6 million for the same period of 1996. Commercial sales increased 5.0% while retail sales declined 1.7%. On a same location basis, commercial sales increased 3.5% while retail sales declined 2.4%.

          Miscellaneous income remained constant at $10.4 million for the nine-month periods of 1997 and 1996.

          The gross margin rate increased to 31.1% for the nine-month period of 1997 compared to 30.7% for the same period of 1996.

          Selling, administrative and general expenses increased $1.4 million for the nine-month period of 1997 compared to the same period of 1996 primarily due to increased expenses for compensation and benefits.

          Interest expense increased $268,000 due to higher average outstanding short-term borrowing and slightly higher interest rates. The Company's average short-term borrowing rate for the nine-month periods of 1997 and 1996 was 7.16% and 6.95%, respectively.

          The Company recorded net income of $926,000 ($.42 per share) for the nine-month period ended September 30, 1997, compared to a net loss of $2,346,000 ($1.07 per share) for the same period of 1996. The 1996 results included a $4.8 million pre-tax unusual charge associated with the settlement of two class action lawsuits related to retail installment credit sales.

FINANCIAL POSITION

          Net cash provided by operating activities for the nine months ended September 30, 1997, was $4.2 million. Net cash provided by seasonally increased accounts payable balance of $6.8 million was offset by related increases in inventory and accounts receivable.

          Amounts included in accounts receivable with balances due after one year were approximately $20.6 million at September 30, 1997, and $18.3 million at December 31, 1996.

          Net cash used in investing activities of $2.1 million was primarily for capital equipment. Financing activities reflect a net decrease in the Company's short-term borrowing of $2.3 million. Short-term debt is originated through the majority shareholder, The Goodyear Tire & Rubber Company, which provides an open line of credit.

                             Comparative Sales Table
                             (Amounts In Thousands)

     COMMERCIAL SALES BY PRODUCT LINE

                                 THREE MONTHS ENDED SEPTEMBER 30,                        NINE MONTHS ENDED SEPTEMBER 30,
                           --------------------------------------------          ----------------------------------------------
                             1997              1996          % VARIANCE            1997                1996          % VARIANCE
                           -------            -------        ----------          --------            --------        ----------
New Tires                  $21,151            $20,280            4.3%            $ 55,577            $ 52,587            5.7%
Retreading                  10,812             10,789            0.2%              30,593              30,016            1.9%
Service                      7,196              6,993            2.9%              20,151              18,594            8.4%
Rubber Products              2,811              2,777            1.2%               8,220               7,851            4.7%
                           -------            -------                            --------            --------
      Total                $41,970            $40,839            2.8%            $114,541            $109,048            5.0%
                           =======            =======                            ========            ========


     RETAIL SALES BY PRODUCT LINE

                                 THREE MONTHS ENDED SEPTEMBER 30,                        NINE MONTHS ENDED SEPTEMBER 30,
                           --------------------------------------------          ----------------------------------------------
                             1997              1996          % VARIANCE            1997                1996          % VARIANCE
                           -------            -------        ----------          --------            --------        ----------

Hard Goods                 $ 8,911            $ 9,482            -6.0%            $29,155            $29,893            -2.5%
New Tires                    6,006              6,375            -5.8%             17,004             17,721            -4.0%
Retreading                     131                121             8.3%                359                343             4.7%
Service                      7,197              6,937             3.7%             20,911             20,605             1.5%
                           -------            -------                             -------            -------
      Total                $22,245            $22,915            -2.9%            $67,429            $68,562            -1.7%
                           =======            =======                             =======            =======

                         PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On October 23, 1997, the Company announced that it has received an Agreement and Plan of Share Exchange proposed by The Goodyear Tire & Rubber Company ("Goodyear") pursuant to which Goodyear would acquire the 556,924 shares of the Company's common stock that it does not already own for $32 cash per share. The Plan is subject to approval of the Company's Board of Directors as well as its shareholders. If the Board approves the Plan, it will call a meeting of the shareholders to consider approval. A committee of the independent directors of the Company has been formed to study the proposal and make a recommendation to the Board of Directors regarding the offer. Interstate/Johnson Lane Corporation has been retained to act as a financial advisor to the special committee regarding the Goodyear proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits:

                      Exhibit No. 27 - Financial Data Schedule dated
                                            September 30, 1997.

         (b)  Reports on Form 8-K:

                      No reports on Form 8-K were filed during the quarter for which this report is filed.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                BRAD RAGAN, INC.
                                         -------------------------------
                                                  (Registrant)






DATE:   November 10, 1997            By:          /s/  R. J. Carr
      ---------------------              --------------------------------
                                         R. J. Carr, Vice President - Finance
                                         and Chief Financial Officer