Form 10-K
period 1997-12-31
RAGAN BRAD INC
filed 1998-03-31
CIK 81764

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal year ended December 31, 1997

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

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $20,884,650 as of March 10, 1998.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,190,619 shares of Common Stock ($1 Par Value) as of March 10, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders are incorporated by reference into Part III.

                                     PART I
ITEM 1.    BUSINESS
                                     GENERAL
GENERAL

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

         The Company's commercial division generated 63.5% of consolidated sales during 1997, 61.5% in 1996 and 60.8% in 1995. These commercial centers serve both the off-the-road customers (mines, contractors and others) and over-the-highway customers (trucking).

         The Company's retail division operates primarily in the rural markets of the southeastern United States, offering a broad line of Goodyear tires, automotive services and home products.

         For purposes of identifying revenues by division, the Company defines each operating location as either commercial or retail. Financial information for both of these segments is presented in Note 15 of Notes to Financial Statements located elsewhere in this report.

RECENT DEVELOPMENTS

         On October 23, 1997, the Company announced that its Board of Directors had received a proposed Agreement and Plan of Share Exchange from The Goodyear Tire & Rubber Company pursuant to which Goodyear would acquire the 556,924 shares (approximately 25%) of Brad Ragan, Inc. Common Stock that it does not already own for a cash price of $32.00 per share. The Board established a Special Committee of independent directors to study the proposal along with its financial and legal advisors and make a recommendation to the Board regarding the offer. Interstate/Johnson Lane Corporation acted as financial advisor to the Special Committee.

         On February 13, 1998 the Company further announced that the Board of Directors, acting on the recommendation of the Special Committee of independent directors, had agreed in principle to the Goodyear proposed Agreement and Plan of Share Exchange for the revised cash price of $37.25 per share.

         The agreement in principle is subject to the approval of a definitive Agreement and Plan of Share Exchange by the parties and subsequently must be approved by a majority vote of the shares of the Company's outstanding common stock at its Annual Meeting of Shareholders presently scheduled to be held in May 1998. Goodyear has indicated that it intends to vote the shares of stock it already owns in favor of the proposal, thus assuring approval of the transaction.

                                   COMMERCIAL

         The number of the Company's commercial centers in operation at the end of each of the last five years was as follows:

                             Centers in Operation
                                at December 31
            -------------------------------------------------------
            1993          1994        1995        1996         1997
            ----          ----        ----        ----         ----
             49            48          49          51           51

         The Company's 51 commercial centers are located in 19 states. Eight of the centers are capable of retreading all common sizes of off-the-road tires used on earth-moving and other similar heavy equipment by the BAND-LUG(TM) process, the BAND-LUG(TM) "Computer Cut Tread" process or the mold cure process. Thirteen of the commercial centers (four of which have off-the- road retreading capability) can retread over-the-highway truck tires. The remaining centers are sales and service outlets. From its commercial centers, the Company operates a fleet of approximately 250 one-ton or larger service trucks.

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

         In 1997, the Company was not dependent upon any one customer or group of customers for as much as 10.0% of the commercial division's revenue. The Company does not have any material long-term contracts with its commercial customers for specific quantities of products, because customer requirements vary widely depending on the level of activity in the customer's operations. Tires are supplied from inventory or to the customer's order on a very short lead-time basis, and the Company, therefore, does not consider order backlog a material element in its business.

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

         The Company also employs the mold cure retreading process in which extruded rubber is applied to a buffed carcass and cured in a pressurized mold to form the tread pattern. The process produces a dimensionally uniform tire with the appearance of a new tire.

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

         The Company's commercial centers also sell tires for smaller vehicles including light-duty trucks and automobiles. These revenue sources represent approximately 6.3% of the commercial division's sales.

                                     RETAIL

         The Company's retail stores are authorized dealers for Goodyear tires and General Electric appliances. Forty-six of these outlets are located in North Carolina, twenty-seven in South Carolina, sixteen in Tennessee, fifteen in Georgia, ten in Alabama, four in Virginia and five in Mississippi. The number of the Company's retail stores in operation at the end of each of the last five years was as follows:

                             STORES IN OPERATION
                                at December 31
            -----------------------------------------------------
            1993          1994         1995       1996       1997
            ----          ----         ----       ----       ----
             123           122          121        122        123

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

        Sales of new and retreaded tires account for approximately 25.9% of the Company's retail sales. Approximately 43.8% is derived from sales of home products, including refrigerators, air conditioners, ranges, freezers and washer-dryers and from mowers, tillers, televisions and home entertainment products. The balance of retail sales is generated from providing automotive service, including automobile brake and alignment services and engine tune-ups.

        Approximately 50% of the retail division's sales are made on credit under installment sale security agreements between the Company and the customer. The Company considers its installment credit polices to be an important factor in the retail division sales strategy. Credit terms may be extended up to 36 months, although 24 months is the maximum on most sales. Down payments of at least 10% are encouraged but not required. The Company operates a credit administration center in Charlotte, NC, for the purpose of establishing credit limits on individual accounts, approving new accounts and initiating collection activities when accounts become past due. During 1997, finance charge revenues amounted to approximately $11,609,000 or 11.4% of retail division revenues. Property and life insurance is offered, but not required, on installment credit sales.

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

                               EMPLOYEE RELATIONS

        The Company has approximately 1,730 employees. Approximately 860 of the employees are engaged primarily in commercial operations, 835 employees are in retail operations and 35 are engaged in other operations, primarily in administrative and management capacities.

        Approximately 82 employees are members of labor unions. The Company considers that the relations between it and its employees are good.

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

        On December 31, 1997, the Company issued a one-year $5.5 million promissory note to Goodyear that may be renewable on December 31, 1998, depending on business conditions. The note represented an extension of a previous inventory ledger balance financing arrangement dated November 30, 1989, with an outstanding balance due on December 31, 1997, of $5.5 million. The note is interest-bearing at 120% of the prime rate as announced by Citibank, N.A., New York, on the first day of each quarter during the term of the note. According to the agreement, Goodyear will fully waive any interest due under the note, provided the ratio of the Company's annual purchases of off-the-road tires from Goodyear to the average outstanding balance of the note equals or exceeds two and one half to one (2.5:1). Interest will be prorated if the ratio is less than 2.5:1. In 1997, the ratio exceeded 2.5:1, and, therefore, interest charges related to this agreement were waived.

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

ITEM 2.       PROPERTIES.

         The following table summarizes the Company's present use of properties:

                                         APPROXIMATE SQUARE FEET OF FLOOR SPACE

              PRINCIPAL USE                       LEASED              OWNED
              -------------                       ------              -----
              Commercial                          699,167             227,942

              Retail                              930,154              94,120

              Corporate                            24,384               - 0 -

         At December 31, 1997, the Company operated 123 retail centers, 51 commercial centers, two commercial support facilities, one retail warehouse and one manufacturing plant in the United States as described in Item 1 hereof. Three retail stores, five commercial centers, one support facility, the retail warehouse and the manufacturing plant are Company-owned, and the balance are rented under leases expiring at various dates through the year 2009. The Company believes that the activities carried out in rented properties can be readily transferred to other locations should the need to do so arise. In the Company's opinion, all of its properties are suitable and adequate for the activities conducted by the Company therein.

 ITEM 3.       LEGAL PROCEEDINGS.

         In connection with a proposal by The Goodyear Tire & Rubber Company to acquire all of the outstanding shares of Common Stock of the Company that it does not already own, a class action complaint (the "Complaint") was filed on November 13, 1997 in the Superior Court Division of the General Court of Justice for Mecklenburg County, North Carolina, styled as Herbert R. Behrens and Martin Bergstein, Trustee FBO Herbert R. Behrens v. Brad Ragan, Inc., et al. (the "Action"). The Action was brought on behalf of the plaintiffs and all other shareholders of the Company (except the named defendants and their affiliates) and seeks injunctive relief, compensatory damages in excess of $10,000 and fees. The Complaint names the Company and the Directors as defendants and generally alleges that the Directors have a conflict of interest arising from their affiliation with Goodyear and that the Directors' course of conduct in responding to Goodyear's proposal has been in violation of their fiduciary duties to the Company.

         The Company believes that the course of conduct taken by the Board and the Special Committee in response to the Goodyear proposal was and is in compliance with the Directors' fiduciary duties and that the allegations made in the Complaint are therefore without merit. The Company has instructed legal counsel to vigorously defend the Action. The Company does not believe that an adverse decision in the Action would have a material adverse impact on the Company's financial position, results of operations or liquidity.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS.

         The Company's Common Stock is traded on the American Stock Exchange under the symbol BRD. There were approximately 140 shareholders of record as of March 10, 1998.

         Information regarding stock prices during the past two years follows:

         Quarter Ended                               Stock Prices
         -------------                               ------------
                                                 Low             High
                                               -------          -------
         March 31, 1996                        $34 1/2          $36 1/2
         June 30, 1996                          30 3/4           36
         September 30, 1996                     30 3/4           31 1/4
         December 31, 1996                      30 1/4           31
              For Year 1996                     30 1/4           36 1/2

         March 31, 1997                        $27 1/2          $30 1/2
         June 30, 1997                          20               27 1/2
         September 30, 1997                     24               29
         December 31, 1997                      30               37
              For Year 1997                     20               37

         The Company has not paid a cash dividend since 1991.

ITEM 6.       SELECTED FINANCIAL DATA

         See "Five Year Highlights" under Item 14 of this report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

REVIEW OF 1997 RESULTS

         Net sales for the year ended December 31, 1997 increased $7,270,000 or 3.0% to $245,743,000 from $238,473,000 for 1996. On a same-location basis, net sales increased 6.7% in the commercial segment while retail segment sales declined 4.2%. Commercial sales increases occurred in new tire sales (up 8.1%), retreading (up 4.0%), and vehicle and equipment sales (up 8.0%). Retail segment sales declines occurred in the weather sensitive area of home products (down 4.0%) as unusual weather conditions affected sales in this product category.

         Miscellaneous income increased $288,000 due to additional finance charge income received through the Company's retail installment credit program as a result of an increase in the average term on retail installment contracts, partially offset by the effect of lower sales financed under the retail installment credit program and lower sales of credit related insurance products.

         Gross margins increased from 30.4% in 1996 to 31.1% in 1997. The margin increase was the result of fluctuation in the Company's mix of business and competitive pricing strategies amongst the major tire manufactures.

         Selling, administrative and general expenses increased $1,669,000 primarily due to increases in employee compensation and benefit related expenses. Overall, as a percent to sales, SAG expenses were reduced from 35.0% in 1996 to 34.6% in 1997.

         Interest expense increased slightly due to higher average rates and an increase in the average month-end debt balance outstanding. The average interest rate for 1997 was 7.14% compared to 6.94% for 1996. The average debt balance outstanding for 1997 was $37,295,000 compared to $35,624,000 for 1996.

         The Company's effective tax rate for 1997 was 42.1% compared to 37.4% for 1996. The 1996 tax benefit related primarily to the unusual charge recorded in that year.

         The Company recorded net income of $1,428,000 or $.65 per share (Basic and Diluted) for the year ended December 31, 1997 compared to a net loss of $2,909,000 or $1.33 per share (Basic and Diluted) for 1996. The 1996 results included a $4.8 million unusual charge associated with the settlement of two class action lawsuits related to retail installment credit sales.


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

         The Company's effective tax rate was 37.4% in 1996 compared to 43.7% in 1995. The 1996 tax benefit related primarily to the unusual charge recorded in that year.

         The Company recorded a net loss of $2,909,000 or $1.33 per share (Basic and Diluted) for the year ended December 31, 1996, compared to net income of $1,356,000 or $.62 per share (Basic & Diluted) for 1995. The earnings decrease is primarily attributable to a $4.8 million unusual charge recorded in 1996 associated with the tentative settlement of two class action lawsuits related to retail installment credit sales.

LIQUIDITY AND CAPITAL RESOURCES

         The Company maintains an open, unsecured line of credit with The Goodyear Tire & Rubber Company, its major shareholder, to fund working capital requirements. The borrowing rate on the line of credit is based on the 30-day LIBOR plus 1.5% as reported on the Reuter's Money Service Monitor System effective the first day of each calendar month. Although Goodyear retains the right to require payment or discontinue additional advances on the line of credit at its discretion, management believes that Goodyear will continue to provide funding. The Company believes that Goodyear has the financial capacity to fund any anticipated request by the Company to expand this line of credit. At December 31, 1997, the level of this debt was $29,550,000, or $5.2 million lower than the December 31, 1996, level.

         An outstanding note balance of $5,500,000 payable to Goodyear on December 31, 1997, pursuant to an inventory ledger balance financing agreement, was extended for one year and becomes due and payable on December 31, 1998. For further discussion, refer to Note 2 of Notes to Financial Statements included elsewhere in this report.

         Working capital increased 2.0% during 1997 to $40.3 million compared to $39.6 million for 1996. Net cash provided by operating activities was $8.7 million in 1997. Net cash provided by net income before depreciation and amortization was $3.7 million. Additional cash provided by increased accounts payable and accrued expenses of $7.3 million was partially offset by related increased inventory balances. Financing activities reflect a net decrease in the short-term credit facility provided by Goodyear of $5.2 million.

         The Company is self-insured for substantial portions of liabilities related to casualty losses, disability, workers' compensation and health care benefits. Payments of $5.8 million were made during 1997 for this purpose compared to $7.1 million in 1996. It is expected that cash flows generated from operations will continue to be sufficient to fund these programs.

YEAR 2000 COMPLIANCE

         Computers and the programs which they run have typically recorded and stored dates with a two character representation for the year, making the year 2000 indistinguishable from the year 1900. This situation could result in system failure or miscalculation where program logic is date sensitive and is generally referred to as the "Year 2000 Problem".

         The Company has developed a plan to access and modify its computer programs, files, and data interchanges to correctly recognize and process dates subsequent to December 31, 1999. The Company is currently on schedule to meet its targets for Year 2000 Compliance.

         In 1996 the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus that the costs associated with modifying internal use software for the Year 2000 should be expensed as incurred. Presently, the Company does not believe that Year 2000 compliance will require significant out-of-pocket expense nor does the Company anticipate that the Year 2000 Problem will have a material adverse effect on its business operations or financial performance. There can be no assurance, however, that the Year 2000 Problem will have no adverse affect.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The following financial statements of the Company appear under Item 14 of this report:

                                                                        Page No.
         Statements of Operations and Retained Earnings
              Years ended December 31, 1997, 1996 and 1995                  17

         Statements of Financial Position -
              December 31, 1997, and December 31, 1996                      18

         Statements of Cash Flows -
              Years ended December 31, 1997, 1996 and 1995                  19

         Notes to Financial Statements                                      20

         Schedule II - Valuation and Qualifying Accounts
              and Reserves                                                  26

         Report of Independent Accountants                                  27

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

Michael R. Thomann         President and Chief Executive Officer of the
                           Company

Ronald J. Carr             Vice President - Finance and Chief Financial
                           Officer, Secretary and Treasurer of the Company

Richard D. Pearson         Owner and manager of companies involved
                           in selling and leasing heavy duty trucks and
                           other heavy equipment

Richard E. Sorensen        Dean of the College of Business, Virginia
                           Polytechnic Institute and State University

James W. Barnett           Executive in Residence, Interim Director, Institute
                           for Global Business, University of Akron, Akron,
                           Ohio.  Formerly Vice President, Original Equipment
                           Tire Sales, Worldwide for Goodyear, Akron, Ohio.

         Additional information regarding Directors required by Item 10 of Form 10-K appears in the Company's proxy statement for the 1998 Annual Meeting of Shareholders under the captions "Election of Directors" and "Beneficial Ownership of Common Stock" reference to which is hereby made, and the information there is incorporated herein by reference.

                        EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth information regarding the present executive officers of the Company:

NAME AND AGE                             POSITIONS AND OFFICES WITH THE COMPANY
------------                             --------------------------------------
Eugene R. Culler (59)                    Chairman of the Board

Michael R. Thomann (49)                  President and Chief Executive Officer



Ronald J. Carr (53)               Vice President - Finance and Chief Financial
                                  Officer, Secretary and Treasurer

James E. Owens (63)               Vice President and General Manager -
                                  Retail Division

Ronald P. Rumble (53)             Vice President and General Manager -
                                  Commercial Division

         There are no family relationships between any of the executive officers or Directors.

         Mr. Eugene R. Culler, Jr. has been employed by Goodyear for more than 35 years. He has been Executive Vice President responsible for North American Tires since April, 1995. Prior to that he was President and CEO of Goodyear's Canadian subsidiary. He previously served as Chairman of the Board of Directors of the Company from August, 1988 to October, 1991. He was most recently elected a Director and Chairman of the Board of the Company on July 27, 1995.

         Mr. Thomann has 25 years service with the Company and Goodyear. Most recently he was General Manager, Farm, Terra, and Off-the-Road Tires for Goodyear. From 1987 to 1993 he was Vice President and General Manager - Commercial Division for the Company. He was elected President and CEO of the Company effective April 16, 1996.

         Mr. Carr joined the Company on May 1, 1992. He has been employed by the Company and Goodyear for 30 years, most recently as Manager, Financial Information for Goodyear's North American Tire Division (September, 1989 through April, 1992). Prior to that he held various positions in Goodyear's General Products and Tire Divisions and at Motor Wheel Corporation, a former Goodyear subsidiary. He was elected Vice President - Finance and Chief Financial Officer, Secretary and Treasurer on May 1, 1992.

         Mr. Owens has been employed by the Company and Goodyear for 45 years. Most recently, he was District Manager for Goodyear in Birmingham, Alabama, for three years and District Manager in Atlanta, Georgia, for five years. He was elected Vice President and General Manager - Retail Division on February 8, 1988.

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

         Officers serve for a term of one year or until their successors are elected and qualify. The next meeting of the Board of Directors at which officers will be elected is scheduled for May 28, 1998.

ITEM 11.      EXECUTIVE COMPENSATION.

         The information required by Item 11 of Form 10-K appears in the Company's proxy statement for the 1998 Annual Meeting of Shareholders under the caption "Executive Compensation," reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by Item 12 of Form 10-K appears in the Company's proxy statement for the 1998 Annual Meeting of Shareholders under the caption "Beneficial Ownership of Common Stock" reference to which is hereby made, and the information there is incorporated herein by reference.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by Item 13 of Form 10-K appears in the Company's proxy statement for the 1998 Annual Meeting of Shareholders under the caption "Compensation Committee Interlocks and Insider Participation," reference to which is hereby made, and the information there is incorporated herein by reference.


                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a) The listing of financial statements and financial statement schedules required by Item 14 of Form 10-K appears on page 12 under Item 8 of this report. The listing of exhibits appears on the Exhibit Index.

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

Amounts in thousands, except share and per share data.  (Unaudited)

                                                                    YEAR ENDED DECEMBER 31,
--------------------------------------------------------------------------------------------------------------------
                                                 1997          1996           1995             1994             1993
--------------------------------------------------------------------------------------------------------------------
REVENUES                            1ST QTR $  57,485      $  53,224      $ 55,923         $  52,417         $ 50,808
                                    2ND        67,477         67,852        66,872            66,262           66,837
                                    3RD        67,427         66,941        67,003            67,045           64,500
                                    4TH        67,168         63,982        61,344            63,283           60,554
---------------------------------------------------------------------------------------------------------------------
                                    TOTAL   $ 259,557      $ 251,999      $251,142         $ 249,007         $242,699
---------------------------------------------------------------------------------------------------------------------
COSTS OF PRODUCTS SOLD              1ST QTR $  37,497      $  35,000      $ 36,469         $  33,767         $ 33,038
                                    2ND        43,628         43,881        43,485            42,994           43,924
                                    3RD        44,329         44,300        44,432            44,422           42,775
                                    4TH        43,822         42,740        41,464            41,985           40,235
---------------------------------------------------------------------------------------------------------------------
                                    TOTAL   $ 169,276      $ 165,921      $165,850         $ 163,168         $159,972
---------------------------------------------------------------------------------------------------------------------
SELLING, ADMINISTRATIVE AND         1ST QTR $  20,194      $  19,115      $ 18,976         $  18,191         $ 17,672
     GENERAL EXPENSES               2ND        21,931         25,830        20,257            20,169           19,901
                                    3RD        21,331         21,989        20,441            20,210           19,581
                                    4TH        21,599         16,452        20,723            20,885           19,828
---------------------------------------------------------------------------------------------------------------------
                                    TOTAL   $  85,055      $  83,386      $ 80,397         $  79,455         $ 76,982
---------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME         1ST QTR $    (884)     $  (1,448)     $   (129)        $      77         $   (333)
     TAX AND EFFECT OF CHANGE IN    2ND           818         (2,449)        2,503             2,678            2,567
     ACCOUNTING PRINCIPLE           3RD         1,067            (12)        1,477             1,914            1,723
                                    4TH         1,465           (735)       (1,441)             (158)             110
---------------------------------------------------------------------------------------------------------------------
                                    TOTAL   $   2,466      $  (4,644)     $  2,410         $   4,511         $  4,067
---------------------------------------------------------------------------------------------------------------------
PROVISION (BENEFIT) FOR             1ST QTR $    (347)     $    (620)     $    (55)        $      30         $      -
     INCOME TAXES                   2ND           399           (884)        1,031               323                -
                                    3RD           422            (59)          676               406                -
                                    4TH           564           (172)         (598)              (84)               -
---------------------------------------------------------------------------------------------------------------------
                                    TOTAL   $   1,038      $  (1,735)     $  1,054         $     675         $      -
---------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE EFFECT OF      1ST QTR $    (537)     $    (828)     $    (74)        $      47        $    (333)
     CHANGE IN ACCOUNTING PRINCIPLE 2ND           419         (1,565)        1,472             2,355            2,567
                                    3RD           645             47           801             1,508            1,723
                                    4TH           901           (563)         (843)              (74)             110
----------------------------------------------------------------------------------------------------------------------
                                    TOTAL   $   1,428      $  (2,909)     $  1,356         $   3,836        $   4,067
----------------------------------------------------------------------------------------------------------------------
EFFECT OF CHANGE IN ACCOUNTING      1ST QTR $       -      $       -      $      -         $       -         $  1,253
     PRINCIPLE                      2ND             -              -             -                 -                -
                                    3RD             -              -             -                 -                -
                                    4TH             -              -             -                 -                -
---------------------------------------------------------------------------------------------------------------------
                                    TOTAL   $       -      $       -      $      -         $       -        $   1,253
---------------------------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                   1ST QTR $    (537)     $    (828)     $    (74)        $      47        $  (1,586)
                                    2ND           419         (1,565)        1,472             2,355            2,567
                                    3RD           645             47           801             1,508            1,723
                                    4TH           901           (563)         (843)              (74)             110
---------------------------------------------------------------------------------------------------------------------
                                    TOTAL   $   1,428      $  (2,909)     $  1,356         $   3,836        $   2,814
---------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE OF         1ST QTR $   (0.25)     $   (0.38)     $  (0.03)        $    0.02        $   (0.15)
    COMMON STOCK: INCOME            2ND          0.37          (0.71)         0.67              1.08             1.17
    (LOSS) BEFORE EFFECT OF CHANGE  3RD          0.29           0.02          0.37              0.68             0.78
    IN ACCOUNTING PRINCIPLE *       4TH          0.24          (0.26)        (0.39)            (0.03)            0.05
---------------------------------------------------------------------------------------------------------------------
                                    TOTAL   $    0.65      $   (1.33)     $   0.62         $    1.75        $    1.85
---------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE OF         1ST QTR $       -      $       -      $      -         $       -        $   (0.57)
     COMMON STOCK: EFFECT OF        2ND             -              -             -                 -                -
     CHANGE IN ACCOUNTING           3RD             -              -             -                 -                -
     PRINCIPLE                      4TH             -              -             -                 -                -
---------------------------------------------------------------------------------------------------------------------
                                    TOTAL   $       -      $       -      $      -         $       -        $   (0.57)
---------------------------------------------------------------------------------------------------------------------
BASIC EARNINGS PER SHARE OF         1ST QTR $   (0.25)     $   (0.38)     $  (0.03)        $    0.02        $   (0.72)
     COMMON STOCK:                  2ND          0.37          (0.71)         0.67              1.08             1.17
     NET INCOME (LOSS)              3RD          0.29           0.02          0.37              0.68             0.78
                                    4TH          0.24          (0.26)        (0.39)            (0.03)            0.05
---------------------------------------------------------------------------------------------------------------------
                                    TOTAL   $    0.65      $   (1.33)     $   0.62         $    1.75        $    1.28
---------------------------------------------------------------------------------------------------------------------
CASH DIVIDENDS PER SHARE                    $       -      $       -      $      -         $       -                -
---------------------------------------------------------------------------------------------------------------------
AVERAGE COMMON SHARES OUTSTANDING           2,190,619      2,190,619     2,190,619         2,190,619        2,190,619
----------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                $ 132,010      $ 127,330      $122,013         $ 118,823         $114,037
---------------------------------------------------------------------------------------------------------------------
LONG-TERM DEBT                              $       -      $       -      $      -         $       4         $     17
---------------------------------------------------------------------------------------------------------------------
WORKING CAPITAL                             $  40,345      $  39,560      $ 41,942         $  42,010         $ 40,231
---------------------------------------------------------------------------------------------------------------------
SHAREHOLDERS' EQUITY                        $  48,166      $  46,738      $ 49,647         $  48,291         $ 44,454
---------------------------------------------------------------------------------------------------------------------
BOOK VALUE PER SHARE                        $   21.99      $   21.34      $  22.66         $   22.04         $  20.29
---------------------------------------------------------------------------------------------------------------------

*THE COMPANY ADOPTED STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 112 DURING THE 1993 FOURTH QUARTER, RETROACTIVE TO JANUARY 1, 1993. ACCORDINGLY, THE PREVIOUSLY REPORTED RESULTS OF THE FIRST QUARTER OF 1993 HAVE BEEN RESTATED.

STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
BRAD RAGAN, INC.

Amounts in thousands, except per share data.

                                                                                    YEARS ENDED DECEMBER 31,
                                                            ---------------------------------------------------------------
                                                                    1997                      1996                  1995
---------------------------------------------------------------------------------------------------------------------------
NET SALES                                                   $     245,743              $    238,473           $   236,975
MISCELLANEOUS INCOME - NET (NOTE 3)                                13,814                    13,526                14,167
---------------------------------------------------------------------------------------------------------------------------
                                                                  259,557                   251,999               251,142
---------------------------------------------------------------------------------------------------------------------------
COST AND EXPENSES:
     COST OF PRODUCTS SOLD                                        169,276                   165,921               165,850
     SELLING, ADMINISTRATIVE AND GENERAL EXPENSES                  85,055                    83,386                80,397
     UNUSUAL CHARGE                                                     -                     4,832                     -
     INTEREST EXPENSE                                               2,760                     2,504                 2,485
--------------------------------------------------------------------------------------------------------------------------
                                                                  257,091                   256,643               248,732
--------------------------------------------------------------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                   2,466                    (4,644)                2,410
--------------------------------------------------------------------------------------------------------------------------

PROVISION (BENEFIT) FOR INCOME TAXES (NOTE 13)                      1,038                    (1,735)                1,054
--------------------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                                                   1,428                    (2,909)                1,356
--------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS AT BEGINNING OF YEAR                             35,376                    38,285                36,929
--------------------------------------------------------------------------------------------------------------------------

RETAINED EARNINGS AT END OF YEAR                            $      36,804              $     35,376           $    38,285
--------------------------------------------------------------------------------------------------------------------------

BASIC INCOME (LOSS) PER SHARE OF COMMON STOCK               $        0.65              $      (1.33)          $      0.62
--------------------------------------------------------------------------------------------------------------------------


The notes to financial statements are an integral part of these statements.

STATEMENTS OF FINANCIAL POSITION
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
BRAD RAGAN, INC.

Amounts in thousands, except share and per share data.

                                                                                             DECEMBER 31,
                                                                                     ----------------------------------


ASSETS                                                                                1997                       1996
-----------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS:
    CASH AND CASH EQUIVALENTS                                                  $        1,110             $         682
    ACCOUNTS RECEIVABLE, NET (NOTE 4)
    INVENTORIES (NOTE 5)                                                               72,204                    69,771
      MERCHANDISE                                                                      39,607                    36,911
      MATERIALS AND MANUFACTURING SUPPLIES                                              2,668                     2,781
-----------------------------------------------------------------------------------------------------------------------
                                                                                       42,275                    39,692
PREPAID EXPENSES                                                                          242                     1,622
OTHER CURRENT ASSETS                                                                    3,126                     3,249
-----------------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                              118,957                   115,016
OTHER ASSETS                                                                            2,903                     2,921
PROPERTY, PLANT AND EQUIPMENT, NET (NOTE 6)                                             9,680                     8,887
COST IN EXCESS OF NET ASSETS OF BUSINESSES ACQUIRED, LESS
     ACCUMULATED AMORTIZATION OF $957 AND $924                                            470                       506
-----------------------------------------------------------------------------------------------------------------------
                                    TOTAL ASSETS                               $      132,010             $     127,330
=======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES:
   SHORT-TERM DEBT - MAJORITY SHAREHOLDER                                            $ 29,550             $      34,766
   ACCOUNTS PAYABLE AND ACCRUED EXPENSES:
     TRADE                                                                             11,625                    12,728
     MAJORITY SHAREHOLDER                                                              18,426                     9,983
   SALARIES, WAGES AND COMMISSIONS                                                      8,408                     7,469
   TAXES, OTHER THAN INCOME                                                             1,027                     1,097
   FEDERAL AND STATE TAX ON INCOME                                                        808                       --
   CURRENT PORTION OF DEFERRED REVENUE                                                  2,306                     2,466
   NOTE PAYABLE - MAJORITY SHAREHOLDER                                                  5,500                     5,500
   OTHER ACCRUED LIABILITIES                                                              878                     1,364
   CURRENT PORTION OF OTHER LONG-TERM LIABILITIES                                          84                        83
-----------------------------------------------------------------------------------------------------------------------
                                    TOTAL CURRENT LIABILITIES                  $       78,612             $      75,456

OTHER LONG-TERM LIABILITIES, LESS CURRENT PORTION                                       3,466                     3,346
LONG-TERM DEFERRED REVENUE                                                              1,766                     1,790
CONTINGENCIES (NOTE 14)

SHAREHOLDERS' EQUITY:
  COMMON STOCK, PAR VALUE $1 PER SHARE:
    AUTHORIZED 10,000,000 SHARES: ISSUED 2,190,619 SHARES                               2,191                     2,191
  ADDITIONAL PAID-IN CAPITAL                                                            9,171                     9,171
  RETAINED EARNINGS                                                                    36,804                    35,376
-----------------------------------------------------------------------------------------------------------------------
                                    TOTAL SHAREHOLDERS' EQUITY                         48,166                    46,738
-----------------------------------------------------------------------------------------------------------------------

                                                                               $      132,010             $     127,330
=======================================================================================================================


The notes to financial statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
BRAD RAGAN, INC.

Amounts in thousands.

                                                                                          YEARS ENDED DECEMBER 31,
                                                                                   -------------------------------------
                                                                                       1997         1996          1995
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                                   $   1,428    $   (2,909)  $    1,356

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH FROM OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                                                       2,320         2,097        1,670
    (GAIN) LOSS ON SALE OF PROPERTY, PLANT AND EQUIPMENT                                  (22)          (46)        (223)
    DEFERRED TAX ASSET                                                                    (28)         (626)        (291)
    CHANGES IN OPERATING ASSETS AND LIABILITIES:
      ACCOUNTS RECEIVABLE                                                              (2,433)       (1,536)       2,826
      INVENTORY                                                                        (2,583)       (2,308)      (3,298)
      PREPAID EXPENSES                                                                  1,380          (892)        (454)
      ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                             7,340        (2,999)       2,144
      SALARIES, WAGES AND COMMISSIONS                                                     939           142           97
      TAXES, OTHER THAN INCOME TAX                                                        (70)           51          (82)
      FEDERAL AND STATE TAXES ON INCOME                                                   808            --         (369)
      DEFERRED REVENUE                                                                   (184)         (124)          27
      OTHER ACCRUED LIABILITIES                                                          (486)        1,364           --
      OTHER                                                                               280           407          359
                                                                                   ----------    ----------   ----------

   TOTAL ADJUSTMENTS                                                                    7,261        (4,470)       2,406
                                                                                   ----------    ----------   ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                                     8,689        (7,379)       3,762
                                                                                   ----------    ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
CAPITAL EXPENDITURES                                                                   (3,102)       (1,950)      (3,689)
PROCEEDS FROM DISPOSALS OF PROPERTY, PLANT AND EQUIPMENT                                   57            90          421
                                                                                   ----------    ----------   ----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    (3,045)       (1,860)      (3,268)
                                                                                   ----------    ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
LONG-TERM DEBT PAID                                                                        --            --           (3)
SHORT-TERM DEBT - MAJORITY SHAREHOLDER                                                 (5,216)        9,443         (253)
                                                                                   ----------    ----------   ----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                    (5,216)        9,443         (256)
                                                                                   ----------    ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                      428           204          238
BEGINNING CASH AND CASH EQUIVALENTS                                                       682           478          240
                                                                                   ----------    ----------   ----------

ENDING CASH AND CASH EQUIVALENTS                                                   $    1,110    $      682   $      478
                                                                                   ==========    ==========   ==========


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

Earnings Per Share: The Company adopted the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS 128") "Earnings Per Share", for the year ended December 31, 1997. SFAS 128 replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS, respectively. Basic EPS excludes dilution and is computed by dividing earnings available to common stockholders by the weighted-average number of common shares outstanding for the period. Similar to fully diluted EPS, diluted EPS assumes the issuance of common stock for all other potentially dilutive equivalent shares outstanding. The calculation of basic EPS and diluted EPS for the Company utilizes a common denominator, and therefore, both measurements produce identical results. All prior-period EPS data have been restated. The adoption of this new accounting standard did not have a material effect on the Company's reported EPS amounts.

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

Extended Warranty Contracts: The Company sells extended warranty contracts on certain tires and home products. Under tire warranty contracts, the Company provides certain services when the contract is sold, recognizing the portion of contract revenue attributable to such services; the balance of the revenue is deferred and amortized using the straight-line method over the life of the contract while costs associated with warranty services are recognized as incurred. Revenues for all other extended warranty contracts are deferred and amortized over the life of the contract if the Company is liable for servicing the warranty contract or recognized at the time of sale if a third party is responsible for the warranty service.

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

Reclassifications: Certain prior year amounts have been reclassified to conform to current year presentation.

NOTE 2:    AFFILIATE TRANSACTIONS
--------------------------------------------------------------------------------
Goodyear is the Company's principal supplier of new tires and is the Company's majority shareholder. As one of Goodyear's largest dealers, the Company has a continuing relationship with Goodyear that includes sales assistance, cooperative advertising, training of employees, leasing of facilities and other matters. Purchases from Goodyear were $62,207, $59,078 and $63,811 for the years ended December 31, 1997, 1996 and 1995, respectively. Sales of product and services to Goodyear were $7,454, $7,713 and $9,167 for the years ended December 31, 1997, 1996 and 1995, respectively. The Company also leases certain equipment and facilities from Goodyear. Rents paid pursuant to such leases amounted to $1,283, $1,346 and $1,439 in 1997, 1996 and 1995, respectively. The Company began providing various credit related administrative services to Goodyear's company - owned outlets during 1996. Revenues generated from providing these services in 1997 and 1996 were $295 and $184, respectively.

On December 31, 1997, the Company issued a one-year $5.5 million promissory note to Goodyear that may be renewable on December 31, 1998, depending upon business conditions. The note represented an extension of a previous inventory ledger balance financing arrangement dated November 30, 1989, with an outstanding balance due on December 31, 1995, of $5.5 million. The note is interest-bearing at 120% of the prime rate as announced by Citibank, N.A., New York, NY, on the first day of each quarter during the term of the note. Interest due under the note will be fully waived provided the ratio of the Company's annual purchases of off-the-road tires from Goodyear to the average outstanding balance of the note equals or exceeds two and one half to one (2.5:1). Interest will be prorated if the ratio is less than 2.5:1. In 1997, 1996, and 1995 the ratio exceeded 2.5:1, and interest was fully waived.

On February 13, 1998 the Company announced that the Board of Directors, acting on the recommendation of a Special Committee of independent directors, had agreed in principle to a proposed Agreement and Plan of Share Exchange from The Goodyear Tire & Rubber Company pursuant to which Goodyear would acquire the 556,924 shares (approximately 25%) of Brad Ragan, Inc. Common Stock that it does not already own for a cash price of $37.25 per share. The agreement in principle is subject to the approval of a definitive Agreement and Plan of Share Exchange by the parties and subsequently must be approved by a majority vote of the shares of the Company's outstanding common stock at its Annual Meeting of Shareholders presently scheduled to be held in May 1998. Goodyear has indicated that it intends to vote the shares of stock it already owns in favor of the proposal, thus assuring approval of the transaction.

NOTE 3:    MISCELLANEOUS INCOME
--------------------------------------------------------------------------------
Miscellaneous income consisted of the following:

                                                    Year Ended December 31,
                                                1997        1996         1995
                                              -------      -------      -------
Finance charge revenue                        $11,609      $11,383      $11,902
Delivery commissions                            1,065        1,041          996
Interest on short-term investments                685          705          787
Other - net                                       455          397          482
                                              -------      -------      -------
                                              $13,814      $13,526      $14,167
--------------------------------------------------------------------------------

NOTE 4:    ACCOUNTS RECEIVABLE
--------------------------------------------------------------------------------

Accounts receivable consisted of the following:
                                                                December 31,
                                                             1997         1996
                                                            -------      -------
Installment receivables                                     $62,531      $60,082
Commercial receivables                                       15,828       15,362
All other                                                     1,524        1,482
                                                            -------      -------
                                                             79,883       76,926
Less: Unearned interest income                                5,279        5,105
      Allowance for doubtful accounts                         2,400        2,050
                                                            -------      -------
                                                            $72,204      $69,771
--------------------------------------------------------------------------------

Installment receivables are due from individuals who reside in markets served by the Company's retail outlets. Commercial receivables are due from customers primarily in the trucking and mining industries.

Amounts included in installment accounts receivable having balances due after one year were approximately $20.4 million at December 31, 1997, and $18.3 million at December 31, 1996.

NOTE 5:    INVENTORIES
--------------------------------------------------------------------------------
Current cost exceeded the LIFO value of inventories by approximately $4,061 at December 31, 1997, and $4,853 at December 31, 1996.

NOTE 6:    PROPERTY, PLANT AND EQUIPMENT
--------------------------------------------------------------------------------
Property, plant and equipment consisted of the following:

                                                         December 31,
                                                    --------------------
                                                      1997          1996
                                                    -------      -------
Land                                                $   556      $   574
Buildings                                             4,269        4,280
Machinery and equipment                              21,450       19,393
Vehicles                                              3,335        3,392
Leasehold improvements                                3,740        3,316
                                                    -------      -------
                                                     33,350       30,955
Less accumulated depreciation and amortization       23,670       22,068
                                                    -------      -------
                                                    $ 9,680      $ 8,887

NOTE 7:    LEASES
--------------------------------------------------------------------------------
The Company uses leasing extensively for store facilities, vehicles and other equipment. Certain facility leases have ordinary renewal options, generally for five years at escalating rates based on the lessor's operating costs. Total rental expense for all leases amounted to $9,822, $9,771 and $9,756 for years ended December 31, 1997, 1996 and 1995, respectively.

At December 31, 1997, obligations to make future minimum rental payments for all noncancellable operating leases were as follows: 1998 - $7,396; 1999 - $5,559; 2000 - $3,887; 2001 - $2,708; 2002 - $1,686 and thereafter - $4,405.

NOTE 8:    CREDIT ARRANGEMENTS
--------------------------------------------------------------------------------
At December 31, 1997, the Company had an unsecured short-term line of credit with Goodyear. The interest rate on the credit line is equal to the 30-day LIBOR plus 1.5%. This rate is fixed for a 30-day period and is reset monthly.

The average balance outstanding under credit line arrangements was $37,295, $35,624 and $31,721 at an average interest rate, computed by dividing interest expense on the credit lines by the weighted average borrowings outstanding, of 7.14%, 6.94% and 7.5% for the years ended December 31, 1997, 1996 and 1995, respectively. The maximum amount outstanding at any month-end during these periods was $42,379 at April 30, 1997, $43,179 at October 31, 1996 and $39,407
at July 31, 1995. The interest rate was 7.47% at December 31, 1997, 6.88% at December 31, 1996 and 7.47% at December 31, 1995.

The Company made cash interest payments of $2,778, $2,456 and $2,520 in the years ended December 31, 1997, 1996 and 1995, respectively.

NOTE 9:  FAIR VALUE OF FINANCIAL INSTRUMENTS
--------------------------------------------------------------------------------
At December 31, 1997, and 1996, the carrying amounts of the Company's financial assets and liabilities reported in the statements of financial position approximated their fair values.

NOTE 10:   RETIREMENT SAVINGS PLAN
--------------------------------------------------------------------------------
Substantially all employees of the Company are covered by a salary deferral thrift plan after a qualifying year of service. Company contributions to the plan are based primarily on a matching percentage of employee deferrals and amounted to $581 in 1997, $552 in 1996 and $538 in 1995.

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

--------------------------------------------------------------------------------
Net periodic postretirement benefit cost includes the following components:
--------------------------------------------------------------------------------

                                                    Years Ended December 31,
                                                    ------------------------
                                                    1997      1996      1995
                                                    ----      ----      ----
Service cost - benefit earned during the period     $ 77      $121      $ 84
Interest cost on expected benefit obligation         149       168       122
Net amortization and deferrals                         3        38       --
--------------------------------------------------------------------------------
Net periodic postretirement benefit cost            $229      $327      $206
--------------------------------------------------------------------------------

The following table sets forth the funded status and amounts recognized in the Company's statements of financial position:

-------------------------------------------------------------------------------

                                                         December 31,
                                              -------------------------------
                                              1997         1996          1995
                                              ----         ----          ----
Actuarial present value of accumulated
  postretirement benefit obligation:
Retirees                                   $  (552)      $  (559)      $  (409)
Vested active plan participants               (567)         (875)         (586)
Other active plan participants                (990)         (859)         (692)
-------------------------------------------------------------------------------
                                            (2,109)       (2,293)       (1,687)
Plan assets                                     --            --            --
Accumulated postretirement benefit
  obligation in excess of plan assets       (2,109)       (2,293)       (1,687)
Unrecognized net loss                          190           615           253
-------------------------------------------------------------------------------
Accrued and deferred postretirement
  benefit cost recognized in the
  statement of financial position          $(1,919)      $(1,678)      $(1,434)
-------------------------------------------------------------------------------

An 8.00% annual rate of increase in the cost of health care benefits is assumed in 1998. This rate gradually decreases to 5% in 2010 and remains at that level thereafter. A 1.0% change in the assumption would have minimal impact on the Company's accumulated postretirement benefit obligation, because, under the terms of the plan, the retiree would assume the increased cost. The weighted average discount rate used to determine the accumulated postretirement benefit obligation was 7.75% for 1997, 1996 and 1995.

NOTE 12:  ADVERTISING
-----------------------------------------------------------------------------
The Company expenses the production cost of advertising the first time the advertising takes place, except for direct-response advertising, which is capitalized and amortized over its expected period of future benefits. Direct response advertising consists primarily of coupon books for the Company's products and services. The capitalized costs of the advertising are amortized over the period during which the coupons are valid. At December 31, 1997, and 1996, $4 and $81 of advertising expense was reported as assets, respectively. Advertising expense was $2,539, $2,754 and $3,076 in 1997, 1996 and 1995,
respectively.

NOTE 13:  INCOME TAXES
-----------------------------------------------------------------------------
Pretax income from continuing operations has been taxed by various domestic federal and state authorities. Sales subject to foreign taxation are not material.
-----------------------------------------------------------------------------

The provision (benefit) for income taxes consisted of the following:

-----------------------------------------------------------------------------

                                                Year Ended December 31,
                                          -----------------------------------
                                            1997          1996          1995
                                          -------       -------       -------
Current Tax Expense (Benefit)

     Federal                              $   950       $(1,011)      $ 1,085
     State                                    116           (98)          259
                                          -------       -------       -------

Total current tax expense (benefit)       $ 1,066       $(1,109)      $ 1,344
-----------------------------------------------------------------------------

Deferred Tax Expense (Benefit)

     Federal                              $   (23)      $  (520)      $  (241)
     State                                     (5)         (106)          (49)
                                          -------       -------       -------

Total deferred tax expense (benefit)      $   (28)      $  (626)      $  (290)
                                          -------       -------       -------
Total provision (benefit)                 $ 1,038       $(1,735)      $ 1,054
-----------------------------------------------------------------------------

A reconciliation between the provision (benefit) for income taxes and the amount of income tax computed by applying the statutory federal income tax rate to pretax income from continuing operations is as follows:

--------------------------------------------------------------------------------

                                                            Years Ended December 31,
                                                       ----------------------------------
                                                        1997          1996          1995
                                                       -------       -------       ------

Computed tax provision (benefit) - Statutory rate      $   838       $(1,579)      $  819
State income taxes                                         106          (199)         104
Non-deductible items                                        86            75           86
Other - net                                                  8           (32)          45
                                                       -------       -------       ------
                                                       $ 1,038       $(1,735)      $1,054

--------------------------------------------------------------------------------

Income tax payments (refunds), were $(1,003), $(208) and $2,166 for the years ended December 31, 1997, 1996 and 1995 respectively.

Upon applying the "more likely than not" asset realization criteria prescribed in SFAS 109, there was sufficient positive evidence to support recognition of net deferred assets, and a valuation allowance has not been required at December 31, 1997 or 1996. A net deferred tax asset of $5,492, $5,464 was recorded at December 31, 1997, and 1996, respectively. The realization of the net deferred asset value is dependent upon the generation of taxable income in future periods.

Deferred tax assets (liabilities) are comprised of the following :
--------------------------------------------------------------------------------

                                                           December 31,
                                                     ---------------------
                                                       1997           1996
                                                     -------       -------
Deferred Tax Assets

Bad debt reserve                                     $   919       $   785
Accrued vacation pay                                     306           287
Insurance reserve - general liability                  1,141           993
Insurance reserve - medical & dental                     148           169
Deferred warranty revenue                              1,523         1,580
Accrued postretirement cost other than pensions          739           643
Accrued postemployment benefits                          464           464
Inventory reserves                                       319           350
Contingency reserves                                     336           522
Other - net                                               16           212
                                                     -------       -------

Gross deferred tax assets                            $ 5,911         6,005
                                                     -------       -------

Deferred Tax Liabilities

Depreciation                                         $  (418)      $  (540)
Other                                                     (1)           (1)
                                                     -------       -------

Gross deferred tax liabilities                       $  (419)      $  (541)
                                                     -------       -------

Net deferred tax assets                              $ 5,492       $ 5,464

--------------------------------------------------------------------------------

NOTE 14:   CONTINGENCIES
--------------------------------------------------------------------------------
The Company is a defendant in a number of legal actions generally incidental to the normal course of business. It is management's opinion, after consulting with legal counsel, that it is not likely that the amount of loss, if any, that may ultimately arise upon the resolution of such actions will have a material effect on the Company's financial position and results of operations. However, in the event of an unanticipated adverse final determination in respect of certain matters, the Company's financial position or results of operations for the period in which such determination occurs, could be materially affected.

The Company elected to purchase only catastrophe insurance and is partially self-insured for casualty losses. Self insurance retentions for workers' compensation are up to the statutory benefit for individual states, general liability and automobile liability up to $3,000 and product liability up to $7,000.

NOTE 15:   BUSINESS SEGMENT INFORMATION
-------------------------------------------------------------------------------
Brad Ragan, Inc.'s business is functionally divided into two segments, commercial operations and retail operations. Commercial operations include the sale of new tires and the manufacture and sale of retreaded off-the-road, over-the-highway and farm and industrial tires. Retail stores distribute tires, major brand appliances, consumer electronics and power equipment and offer automotive repair services. Identifiable assets, depreciation expense and capital expenditures by segment include both items directly identified with those operations and an allocable share of jointly used assets. Intersegment sales and transfers for each of the three years presented are immaterial and, therefore, have not been separately reported.

                                              Commercial                                 Retail

                                        Year Ended December 31,                   Year Ended December 31,
                                ------------------------------------      -----------------------------------
                                 1997          1996          1995          1997          1996           1995
                                ------------------------------------      -----------------------------------
Net sales                       $156,041      $146,683      $144,018      $89,702       $91,790       $92,957
Miscellaneous income - net         1,083         1,084         1,259       12,346        12,163        12,756
Cost of products sold            113,615       108,233       106,728       55,661        57,687        59,122
Selling, administrative
     and general expenses         39,714        38,915        36,591       45,120        48,990        43,571
Operating profit                   3,795           619         1,958        1,267        (2,724)        3,020
Identifiable assets               51,471        48,089        46,827       80,539        79,241        75,185
Capital expenditures               2,025         1,693         2,075        1,036           249         1,545
Depreciation expense               1,440         1,276           978          756           710           564

-------------------------------------------------------------------------------

                                               Corporate
                                          Year Ended December 31
                                       ---------------------------
                                        1997     1996        1995
                                       ---------------------------

Corporate revenues, net                $384      $ 279       $ 152

Corporate operating profit (loss)       164        (83)        (83)

-------------------------------------------------------------------------------

NOTE 16:  UNUSUAL CHARGE
-------------------------------------------------------------------------------
The Company recorded a $4.8 million unusual charge in 1996 associated with the tentative settlement of two class action lawsuits related to retail installment credit sales.

          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

BRAD RAGAN, INC.

Amounts in thousands.

                                                                           Additions
                                            Balance at Beginning       Charged to Costs                        Balance at End
           Description                            of Period                & Expenses        Deductions           of Period
-----------------------------------------------------------------------------------------------------------------------------


Allowance for doubtful accounts:

     Year ended December 31, 1997                   $2,050                    $2,097              $1,747(A)        $2,400

     Year ended December 31, 1996                   $1,907                    $1,648              $1,505(A)        $2,050

     Year ended December 31, 1995                   $1,637                    $1,737              $1,467(A)        $1,907



(A) Uncollected accounts charged to allowance, less recoveries of accounts previously written off.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Brad Ragan, Inc.


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Brad Ragan, Inc. at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for the opinion expressed above.







PRICE WATERHOUSE  LLP
Charlotte, North Carolina
January 23, 1998

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BRAD RAGAN, INC.



March 10, 1998                         By: /s/ M. R. Thomann
                                       ----------------------
                                           M. R. Thomann
                                           President and Chief Executive Officer


           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

NAME AND SIGNATURE          POSITION(S)                         DATE
------------------          -----------                         ----

/s/ EUGENE R. CULLER        Chairman of the Board               March 10, 1998
--------------------
EUGENE R. CULLER


/s/  MICHAEL R. THOMANN     President and Chief Executive       March 10, 1998
-----------------------     Officer
MICHAEL R. THOMANN


/s/  RONALD J. CARR         Vice President - Finance            March 10, 1998
-------------------         and Chief Financial Officer,
RONALD J. CARR              Secretary, Treasurer and a
                            Director


/s/  RICHARD D. PEARSON     Director                            March 10, 1998
-----------------------
RICHARD D. PEARSON


/s/  RICHARD E. SORENSEN    Director                            March 10, 1998
------------------------
RICHARD E. SORENSEN


s/  JAMES R. BARNETT        Director                            March 10, 1998
--------------------
JAMES R. BARNETT


                                  EXHIBIT INDEX

                                       to

               Annual Report on Form 10-K of Brad Ragan, Inc., for
                          Year Ended December 31, 1997


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

10.1 Performance Recognition Plan of Brad Ragan, Inc., effective January 1, 1997, which the Company has adopted for its officers (excluding the Chairman of the Board) and other selected key employees.

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