Form 10-K/A
period 1997-12-31
RAGAN BRAD INC
filed 1998-04-30
CIK 81764

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ].

         State the aggregate market value of the voting stock held by non-affiliates of the registrant: Approximately $20,884,650 as of March 10, 1998.

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 2,190,619 shares of Common Stock ($1 Par Value) as of March 10, 1998.

         DOCUMENTS INCORPORATED BY REFERENCE: None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE COMPANY

         The following table sets forth information regarding the current directors of the Company:


NAME, AGE, PRINCIPAL OCCUPATION                                              DIRECTOR SINCE
AND OTHER POSITIONS AND OFFICES WITH THE COMPANY
----------------------------------------------------------------------------------------------
Eugene R. Culler, Jr., 59 (1) (3) (4)                                             1995
         Chairman of the Board of the Company; Executive Vice President
         of The Goodyear Tire & Rubber Company ("Goodyear")

Michael R. Thomann, 49 (3) (5)                                                    1996
         Vice Chairman of the Board, President and Chief Executive Officer
         of the Company

Ronald J. Carr, 53 (3) (5)                                                        1992
         Vice President--Finance, Chief Financial Officer, Secretary and
         Treasurer of the Company

Richard E. Sorensen, 55 (2) (3) (5)                                               1977
         Dean of the College of Business, Virginia Polytechnic Institute and
         State University, Blacksburg, Virginia

Richard D. Pearson, 63 (1) (2) (4)                                                1978
         Owner and manager of companies involved in selling and leasing heavy duty trucks and other heavy equipment, Franklin Lakes,
         New Jersey

James W. Barnett, 67 (1) (2) (4) (5)                                              1996
         Executive in Residence, Interim Director, Institute for Global
         Business, University of Akron, Akron, Ohio: Formerly Vice President,
         Original Equipment Tire Sales Worldwide for Goodyear, Akron, Ohio
----------------------------------------------------------------------------------------------

(1)      Member of Executive Committee.
(2)      Member of Audit Committee.
(3)      Member of Nominating Committee.
(4)      Member of Compensation Committee.
(5)      Member of Litigation Committee.

         Mr. Eugene R. Culler, Jr. has been employed by Goodyear for 35 years. He has been Executive Vice President responsible for North American Tires since April, 1995. Prior to that he was President and CEO of Goodyear's Canadian subsidiary. He previously served as Chairman of the Board of Directors of the Company from August, 1988 to October, 1991. He was again elected a director and Chairman of the Board of the Company on July 27, 1995, and has held those positions since then.

         Mr. Michael R. Thomann was elected President and Chief Executive Officer of the Company effective April 16, 1996 and Vice Chairman of the Board on May 23, 1996. He has 25 years of service with the Company and Goodyear. Previously he was General Manager, Farm, Terra, and Off-the-Road Tires for Goodyear. In addition he has held positions with Goodyear's Retail Stores, Commercial Tire Centers and Credit Administration. From 1987 to 1993 he was Vice President and General Manager--Commercial Division for the Company.

         Mr. Ronald J. Carr was elected Vice President--Finance and Chief Financial Officer, Secretary and Treasurer effective May 1, 1992. He has 30 years of service with the Company and Goodyear and has held various financial positions in Goodyear's General Products and Tire Divisions and at Motor Wheel Corporation, a former Goodyear subsidiary. Most recently he was Manager, Financial Information, for Goodyear's North American Tire Division.

         Mr. Richard D. Pearson is the owner and manager of a number of companies that are involved in the sale and leasing of heavy duty trucks and other heavy equipment, a business in which he has been engaged for more than 25 years.

         Dr. Richard E. Sorensen has been Dean of the College of Business, Virginia Polytechnic Institute and State University, since 1982. Prior to that, he was employed in a teaching capacity and as Dean of the College of Business at Appalachian State University.

         Mr. James W. Barnett was employed by Goodyear from 1950 until his retirement in 1996. Most recently he was Vice President for Goodyear's Original Equipment Tire Sales Worldwide, a position he held since July, 1988. He has held a wide range of positions in Goodyear's sales organization including Executive Vice President of Sales and Marketing for Kelly-Springfield Tire Company in Cumberland, Maryland. He was Chairman of the Board of the Company from March 26, 1986 to August 3, 1988. Mr. Barnett is currently employed by the University of Akron as Executive in Residence, Interim Director, Institute for Global Business.

COMPENSATION OF DIRECTORS

         Director's fees for outside directors are paid at the rate of $2,500 per Board meeting attended, $1,000 per telephonic Board meeting, $1,000 per committee meeting attended not in conjunction with a Board meeting and $500 per telephonic committee meeting, all subject to an annual maximum amount of $20,000 plus reimbursement of expenses incurred as a director. Directors may at their option defer the payment of director's compensation. Directors who are also officers or employees of the Company or employees of Goodyear receive no such fees.

EXECUTIVE OFFICERS OF THE COMPANY

         The following table sets forth information regarding the current executive officers of the Company:


         NAME AND AGE               POSITIONS AND OFFICES WITH THE COMPANY
         ------------               --------------------------------------

         Eugene R. Culler (59)      Chairman of the Board

         Michael R. Thomann (49)    President and Chief Executive Officer and a Director

         Ronald J. Carr (53)        Vice President--Finance and Chief Financial Officer, Secretary and
                                    Treasurer and a Director

         James E. Owens (63)        Vice President and General Manager--Retail Division

         Ronald P. Rumble (53)      Vice President and General Manager--Commercial Division

         There are no family relationships between any of the executive officers or directors.

         For information concerning Messrs. Culler, Thomann and Carr, see "-Directors of the Company."

         Mr. Owens has been employed by the Company and Goodyear for 45 years. Most recently, he was District Manager for Goodyear in Birmingham, Alabama, for three years and District Manager in Atlanta, Georgia, for five years. He was elected Vice President and General Manager-Retail Division on February 8, 1988.

         Mr. Rumble joined the Company on March 1, 1993. He has been employed by the Company and Goodyear for more than 25 years, most recently as Marketing Manager, Commercial Truck Tires for the Replacement Tire Division. Prior to that, he held various positions in Goodyear's Replacement Tire, Original Equipment and General Products Divisions. Effective March 1, 1993, he was elected Vice President and General Manager--Commercial Division.

         The business address for each executive officer of the Company is 4404-G Stuart Andrew Boulevard, Charlotte, North Carolina 28217. Officers serve for a term of one year or until their successors are elected and qualify.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table sets forth information concerning the annual and long-term compensation earned by the Chief Executive Officer and the most highly compensated executive officers other than the Chief Executive Officer whose total salary and bonus during 1997 exceeded $100,000 (the "Named Executives") for services rendered to the Company and its subsidiaries in all capacities for the fiscal years ended December 31, 1997, December 31, 1996 and December 31, 1995.


                                                                                             Long Term Compensation
                                                                              ----------------------------------------------------
                                                                                        Awards                    Payouts
                                                                              -------------------------   ------------------------
                                                                                             Securities     Long
                                                                    Other                      Under-       Term
                                                                    Annual     Restricted      lying       Incen-      All Other
                                                                   Compen-       Stock        Options/    tive Plan     Compen-
                                           Salary      Bonus        sation       Awards        SAR's       Payouts       sation
 Name and Principal Position     Year        ($)       ($)(1)       ($)(2)        ($)          (#)(3)        ($)         ($)(4)
 ---------------------------     ----       -----      ------      --------      -----        --------      -----       -------
Michael R. Thomann (5)          1997       169,931     39,989         0            0           4,000          0          4,000
  Vice Chairman, President,     1996       113,948     20,563         0            0           7,000          0          2,035
  and Chief Executive           1995         --          --           --           --            --          --            --
  Officer

Ronald J. Carr                  1997       151,131     22,385         0            0           2,500          0          4,000
  Vice President--Finance,      1996       141,586     16,192         0            0           4,200          0          3,750
  Secretary, Treasurer and      1995       138,079     17,737         0            0           1,900          0          3,673
 Chief Financial Officer

James E. Owens                  1997       122,408     22,385         0            0           2,200          0          3,335
 Vice President and             1996       120,547     16,218         0            0           4,100          0          3,303
 GM--Retail Division            1995       108,910     14,038         0            0           1,600          0          2,938

Ronald P. Rumble                1997       150,462     22,385         0            0           2,200          0          4,000
 Vice President and             1996       143,039     16,218         0            0           4,100          0          3,750
 GM--Commercial Division        1995       136,572     14,038         0            0           1,600          0          3,750

----------------------

(1) The Company's Board of Directors has approved the Brad Ragan, Inc. 1997 Performance Recognition Plan (the "Performance Plan") in which the Named Executives participated in 1997. The Performance Plan provides incentive cash bonuses based on the attainment of specific objectives established at the beginning of the year for the Company. The Company was reimbursed by Goodyear for bonus compensation paid for 1996 and 1995. The bonuses earned in 1997 were paid to the Named Executives in March 1998.

(2) In accordance with the rules of the Commission, other compensation in the form of perquisites and other personal benefits is not required to be reported if the amount constituted less than the lesser of $50,000 or 10% of the total annual salary and bonus for the Named Executives.

(3) Options were granted by Goodyear on December 2, 1997 to purchase shares of common stock of Goodyear.

(4) Amounts paid on behalf of the Named Executives for matching 401(k) Savings Plan Contributions.

(5) Mr. Thomann was elected to his position effective April 16, 1996, and the salary and bonus amounts shown reflect compensation earned since that date.

STOCK OPTIONS, SAR GRANTS IN 1997

         The Company does not provide its executive officers any type of financial compensation based on the appreciated market value of the common stock of the Company (the "Common Stock"). On December 2, 1997, the Named Executives were granted options by Goodyear to purchase shares of common stock of Goodyear at an exercise price equal to the market price on the grant date. The Company does not incur any cost related to the grant or the exercise of Goodyear stock options. No SARs have been granted to any Named Executive. All options in the following tables relate to shares of common stock of Goodyear.

                                                                                                        Potential
                                                                                               Realizable value at Assumed
                                              % of Total                                       Annual Rates of Stock Price
                            Securities       Options/SARs                                              Appreciation
                           Options/SARs       Granted to       Exercise or                         for Option Term (3)
                           Granted (#)       Employees in      Base Price       Expiration     ---------------------------
Name                           (1)             1997 (2)          ($/sh)            Date            5%              10%
----                          -----           ----------        --------          ------        -------          --------
Michael R. Thomann            4,000             32.4%            $63.50          12/02/07       $159,720         $404,800
Ronald J. Carr                2,500             20.3%            $63.50          12/02/07       $ 99,825         $253,000
James E. Owens                2,200             17.8%            $63.50          12/02/07       $ 87,846         $222,640
Ronald P. Rumble              2,200             17.8%            $63.50          12/02/07       $ 87,846         $222,640

----------------------

(1) Grants were made on December 2, 1997. The option exercise price is 100% of the fair market value of Goodyear common stock on the date of grant. The options vest 25% on each anniversary date of the grant.

(2) Percent of total options granted by Goodyear to all employees of the Company. In the aggregate, these options were less than 1% of the total options granted by Goodyear in 1997.

(3) Amounts represent hypothetical gains that could be achieved if options were exercised at end of the option term. The dollar amounts under this column assume 5% and 10% compounded annual appreciation in the common stock of Goodyear from the date the respective options were granted. These calculations and assumed realizable values are required to be disclosed under Commission rules and, therefore, are not intended to forecast future appreciation of common stock of Goodyear or amounts that may be ultimately realized upon exercise.

OPTION EXERCISES IN 1997 AND YEAR-END VALUES

         The following table sets forth certain information regarding the exercise of Goodyear stock options during 1997 and the value of unexercised options held as of December 31, 1997. The Company does not incur any cost related to the grant or exercise of Goodyear stock options.


                                                              Number of Securities                Value of Unexercised
                                                            Unexercised Options/SARs            In-the-Money Options/SARs
                             Shares         Realized        at Dec. 31, 1997 (#) (2)          at Dec. 31, 1997 ($) (2) (3)
                           Acquired on       Value      -----------------------------       -------------------------------
Name                      Exercise (#)      ($) (1)     Exercisable     Unexercisable       Exercisable       Unexercisable
----                      ------------      -------     -----------     -------------       -----------       -------------
Michael R. Thomann            1,000         $19,500          3,500           10,250            $ 62,250         $114,406
Ronald J. Carr                1,000         $19,625         12,850            6,600            $429,694         $ 79,663
James E. Owens                    0         $     0          6,475            6,075            $174,972         $ 73,822
Ronald P. Rumble                  0         $     0         14,325            6,075            $532,653         $ 73,822

----------------------

(1) Represents the difference between the exercise price and the price of the Goodyear common stock on the date of exercise.

(2) Shares include options granted to the named officer while employed by Goodyear but not associated with the Company.

(3) Represents the difference between the exercise price of the outstanding options and the closing price of Goodyear common stock on the New York Stock Exchange ("NYSE") on December 31, 1997, which was $63.625 per share. Options that have an exercise price greater than the year-end NYSE closing price are excluded from the value calculation.

OTHER COMPENSATORY ARRANGEMENTS

         Retirement Benefits

         Prior to November 1, 1994, the Named Executives, except Mr. Thomann, were on loan from Goodyear and participated in the Retirement Plan for Salaried Employees of The Goodyear Tire & Rubber Company (the "Salaried Plan"). The Company was billed by Goodyear for the cost incurred to maintain each Named Executive's participation in the Salaried Plan. Mr. Thomann participated in the Salaried Plan prior to April 16, 1996 as a former employee of Goodyear.

         The Salaried Plan is a qualified, defined benefit plan, which provides a basic non-contributory pension benefit and a voluntary contributory pension benefit based on various factors including years of service, compensation and plan maximums. The annual non-contributory benefit equals $318 for each year of service prior to 1994. The annual non-contributory benefit for 1994 and each year thereafter equals 1.1% of annual Social Security Covered Compensation for such year.

         The Salaried Plan permits an eligible employee to make monthly optional contributions at an annual rate of 2% of his or her earnings in excess of Social Security Covered Compensation. For service prior to 1994, the annual contributory benefit equals the years of service during which contributions were made multiplied by 1.4% of average annual earnings in excess of $22,716 during the five-year period ended December 31, 1993. The annual contributory benefit for 1994 and each year thereafter equals 1.58% of annual earnings (up to $150,000 for years 1994 through 1996 and up to $160,000 for 1997 and 1998) in excess of annual Social Security Covered Compensation.

         The Salaried Plan provides pension benefits to participants who have at least 30 years of service or have at least 10 years of service and have attained the age of 55. Benefits payable to a participant who retires between ages 55 and 62 are subject to a reduction of 4.8% for each full year of retirement before age 62. The years of credited service at December 31, 1996, under the Salaried Plan for each Named Executive are: Mr. Thomann, 25 years; Mr. Carr, 30 years; Mr. Owens, 45 years; and Mr. Rumble, 29 years.

         On November 1, 1994, the Named Executives (except on April 16, 1996 for Mr. Thomann) became participants in The Goodyear Tire & Rubber Company Retirement Benefit Plan for Employees with Service with Designated Subsidiaries (the "Subsidiary Plan"), a non-qualified, defined benefit plan. Benefits payable to a participant or beneficiary under the Subsidiary Plan shall be in such amount as is required, when added to the benefits payable to the participant or beneficiary under the Salaried Plan, to produce an aggregate benefit equal to the benefit that would have been payable to the participant or beneficiary if the employment of the participant with the Company were treated as employment with an employer under the Salaried Plan, and if the limitations on compensation pursuant to Section 401(a)(17) of the Code were not in effect.

         As of December 31, 1997, the estimated annual benefits payable on a five-year certain and life annuity basis (and not under any of the various survivor options or the lump sum option) upon retirement at age 65 were as follows: Mr. Thomann, $81,008; Mr. Carr, $81,563; Mr. Owens, $62,969; and Mr. Rumble, $84,699. These estimates were based on 1997 earnings and estimated annual Social Security Covered Compensation projected to each individual's 65th birthday.

         Long Term Incentive Awards

         The Company does not provide the Named Executives any other form of compensation based upon any long-term incentive plan or any other type of employment arrangement.

         Employment Agreements

         Neither the Company nor Goodyear provides the Named Executives with any type of employment agreement or contract.

           COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Goodyear is the Company's majority shareholder and its principal supplier of new tires. Eugene R. Culler, Jr., Chairman of the Board of the Company, is an Executive Vice President of Goodyear and has been employed by Goodyear for more than 35 years. Michael R. Thomann, Vice Chairman of the Board, President and CEO, was formerly General Manager, Farm, Terra, and Off-the-Road Tires for Goodyear and has been employed by the Company and Goodyear for 25 years. Ronald J. Carr, Vice President - Finance, Secretary and Treasurer has been employed by the Company and Goodyear for 30 years; James E. Owens, Vice President and General Manager - Retail Division, has been employed by the Company and Goodyear for 45 years; and Ronald P. Rumble, Vice President and General Manager - Commercial Division, has been employed by the Company and Goodyear for more than 25 years.


         Eugene R. Culler, Jr., Chairman of the Board of the Company and Chairman of the Company's Compensation Committee, is an Executive Vice President of Goodyear. Mr. Culler is not an employee of the Company and does not receive any compensation or director's fees from the Company, nor is he a member of the Goodyear Board or its compensation committee.

         The Company is a member of Goodyear's network of authorized dealers. As such, the Company purchases from Goodyear a substantial portion of its tire inventory for resale and products and services necessary for the operation of individual outlets (promotional material, signage, etc.) based on various Goodyear dealer pricing and marketing policies in effect from time to time. In addition, the Company purchases materials used in various manufacturing processes through Goodyear. For these products, services and materials, the Company paid to Goodyear $13,158,000 in the first quarter of 1998, $62,207,000 in 1997 and $59,078,000 in 1996.

         The Company may from time to time enter into various leases or other rental agreements with Goodyear for the use of equipment and facilities. The Company paid to Goodyear $313,000, $1,283,000 and $1,346,000 for rent on equipment and facilities used by the Company in the first quarter of 1998, in 1997 and in 1996, respectively.

         The Company has determined that Goodyear is a cost effective source for various administrative services and support functions and other incidental items used by or beneficial to the Company. Payments made by the Company to Goodyear (and certain reimbursements to the Company by Goodyear) in this regard include:


                                                    Quarter
                                                     Ended
                                                    March 31,         Year Ended December 31,
                                                    ---------         -----------------------
                                                      1998             1997             1996
                                                      ----             ----             ----
Field auditing services........................    $  37,917      $   159,439     $    200,568
Payroll processing services....................       29,412          115,233           76,950
Data processing services, including
   point of sale system........................      229,235        1,017,114        1,123,999
Communications services........................        9,099           43,690           43,470
Automobile insurance...........................      639,683          674,028          513,998
Executive moving expense.......................           --           11,958           13,862
Legal services.................................           --            6,238          162,332
Workers' compensation claim cost
   and administration..........................      385,800        1,300,950        1,550,251
General insurance..............................        1,058          378,726          205,826



Pension contributions and life insurance
   premiums withheld for employees of
   the Company transferred from
   Goodyear under certain conditions.................           13,801          126,082          126,000
Mailroom services....................................            8,453           64,370           88,529
Miscellaneous items
   paid to Goodyear..................................            7,344              488            7,019
Reimbursement for certain
   compensation expenses by Goodyear.................           (9,974)        (152,090)        (152,343)
Reimbursement for certain expenses related
   to the proposed share exchange agreement
   between the Company and Goodyear..................         (117,119)              --               --
Miscellaneous items credited or
   reimbursed by Goodyear............................            --             (17,353)         (25,000)
                                                          ------------     ------------   --------------

Total net of credits or reimbursement................     $  1,234,709     $  3,728,873     $  3,935,461
                                                          ============     ============     ============

         The Company maintains an open unsecured line of credit with Goodyear to fund working capital requirements. The borrowing rate on the line of credit is based on the 30-day LIBOR plus 1.5% effective the first day of each calendar month as reported on the Reuter Money Service Monitor System. During the first quarter 1998, year-ended December 31, 1997 and year-ended December 31, 1996, the average balances outstanding under the credit line arrangement were $40,455,000, $37,295,000 and $35,624,000, respectively, at average interest rates (computed by dividing interest expense on the credit line by the weighted average borrowings outstanding) of 7.17%, 7.14% and 6.94%, respectively. The maximum amount outstanding at any month-end during these periods was $45,214,000 at January 31, 1998, $42,379,000 at April 30, 1997 and $43,179,000 at October 31,
1996. The interest rate was 7.19% at March 31, 1998, 7.47% at December 31, 1997 and 6.88% at December 31, 1996. The outstanding balance under the credit line arrangement at March 31, 1998, December 31, 1997 and December 31, 1996 was $36,385,000, $29,550,000 and $34,766,000, respectively. The Company incurred interest expense of $749,000, $2,760,000 and $2,504,000 in the first quarter of 1998, year-ended December 31, 1997 and year-ended December 31, 1996, respectively, essentially all of which was related to the open line of credit.

         The Company sold to Goodyear approximately $1,919,000 of products and service during the first quarter of 1998, approximately $7,454,000 of products and services during 1997 and approximately $7,713,000 of products and services during 1996. These sales and services consisted primarily of retreading component materials, vehicle upfitting services and retreading services.

         The Company began providing various credit related administrative services to Goodyear's Company-owned outlets in the second quarter of 1996, and these services were expanded in 1997. The Company is compensated for its services on the basis of its out-of-pocket costs plus a service fee. Revenues generated from providing these services in the first quarter of 1998, the year 1997 and the year 1996 were approximately $81,000, $295,000 and $184,000, respectively.

         The Company believes that the prices paid and received by the Company to and from Goodyear for goods and services as described above were fair and reasonable and on terms no less favorable to the Company than could have been obtained in transactions with unaffiliated parties.

                COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors and certain officers of the Company and persons who own more than 10% of the outstanding shares of Common Stock to file with the Commission initial reports of ownership and reports of changes in ownership of Common Stock. Such persons are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of such forms and representations by such persons as to reportable transactions and holdings, the Company believes that during 1997 no such reports required to be filed were not filed.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 27, 1998 by (i) each director of the Company, (ii) each executive officer of the Company named under the caption "Executive Compensation--Summary Compensation Table," below, (iii) each person who is known by the Company to beneficially own more than five percent of the outstanding Common Stock and (iv) all directors and executive officers as a group. Except as set forth in the footnotes to the table below, each of the shareholders identified in the table below has sole voting and investment power over the shares beneficially owned by such person.


NAME AND ADDRESS OF                                 NUMBER OF           PERCENT
BENEFICIAL OWNER                                      SHARES           OF CLASS
---------------------------------------------------------------------------------
The Goodyear Tire & Rubber Company                   1,633,695 (1)         74.58%
1144 East Market Street
Akron, Ohio 44316

Dimensional Fund Advisors, Inc.                        127,300 (2)          5.81%
1299 Ocean Avenue
11th Floor
Santa Monica, California 90401

Gabelli & Company, Inc.                                334,400 (3)         15.27%
GAMCO Investors, Inc.
Gabelli Funds, Inc.
Gabelli Performance Partnership
GLI, Inc.
One Corporate Center
Rye, New York 10580

Eugene R. Culler, Jr.                                      0                 --

Michael R. Thomann                                         0                 --

Ronald J. Carr                                             0                 --

Richard D. Pearson                                         0                 --

Richard E. Sorensen                                        0                 --

James W. Barnett                                           0                 --

James E. Owens                                             0                 --

Ronald P. Rumble                                           0                 --

All Executive Officers and Directors
as a Group (8 persons)                                     0                 --
---------------------------------------------------------------------------------

(1)      Based upon information provided by Goodyear.

(2) Based upon information provided by Dimensional Fund Advisors, Inc., ("Dimensional"), and as reflected in a Schedule 13G dated February 7, 1996 and filed with the Commission. Dimensional, a registered investment advisor, is deemed to have beneficial ownership of 127,300 shares of Common Stock as of December 31, 1996, all of which shares are held in portfolios of DFA Investment Dimensions Group Inc., a registered open-end investment company, or in series of the DFA Investment Trust Company, a Delaware business trust, or the DFA Group Trust and DFA Participation Group Trust, investment vehicles for qualified employee benefit plans, all of which Dimensional Fund Advisors Inc. serves as investment manager. Dimensional disclaims beneficial ownership of all such shares.

(3) As reflected in Schedule 13D, dated July 1, 1997 (Amendment #14), filed with the Commission, and other information supplied by the beneficial owner.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         See the information under the caption "Compensation Committee Interlocks and Insider Participation."

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BRAD RAGAN, INC.



April 29, 1998                      By:  /s/M. R. Thomann
                                         ----------------
                                         M. R. Thomann
                                         President and Chief Executive Officer