Form 10-Q
period 1998-03-31
RAGAN BRAD INC
filed 1998-05-15
CIK 81764

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                             ----------------------

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the quarter ended March 31, 1998

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,190,619 shares of Common Stock ($1 par value) at May 11, 1998.

Part I - Financial Information

Item 1. Financial Statements

STATEMENTS OF FINANCIAL POSITION
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands, except share and per share data.


Assets                                                         March 31, 1998  December 31, 1997
                                                               --------------  -----------------

Current Assets:
   Cash                                                            $    469         $  1,110
   Accounts receivable, less unearned interest income
    of $5,263 and $5,279 and allowance for
    doubtful accounts of $2,396 and $2,400                           68,679           72,204
   Inventories:
     Merchandise                                                     42,396           39,607
     Materials and manufacturing supplies                             2,434            2,668
                                                                   --------         --------

                                                                     44,830           42,275
   Prepaid expenses                                                     881              242
   Other current assets                                               3,126            3,126
                                                                   --------         --------

                                  Total Current Assets              117,985          118,957
Other assets                                                          2,901            2,903
Property, plant and equipment, net                                    9,506            9,680
Cost in excess of net assets of businesses acquired, less
     accumulated amortization of $966 and $957                          461              470
                                                                   --------         --------

                                                                   $130,853         $132,010
                                                                   ========         ========


Liabilities and Shareholders' Equity


Current Liabilities:
   Short-term debt - Majority Shareholder                          $ 36,385         $ 29,550
   Accounts payable and accrued expenses:
     Trade                                                           12,891           11,625
     Majority Shareholder                                            12,769           18,426
   Salaries, wages and commissions                                    6,221            8,408
   Taxes, other than income                                           1,366            1,027
   Federal and state tax on income                                     --                808
   Current portion of deferred revenue                                2,222            2,306
   Note payable - Majority Shareholder                                5,500            5,500
   Other accrued liabilities                                            855              878
         Current portion of other long-term liabilities                  84               84
                                                                   --------         --------

                    Total Current Liabilities                        78,293           78,612

Other long-term liabilities, less current portion                     3,534            3,466
Long-term deferred revenue                                            1,370            1,766

Shareholders' Equity:
   Common stock, par value $1 per share:
     Authorized 10,000,000 shares; issued 2,190,619 shares            2,191            2,191
   Additional paid-in capital                                         9,171            9,171
   Retained earnings                                                 36,294           36,804
                                                                   --------         --------

                    Total Shareholders' Equity                       47,656           48,166
                                                                   --------         --------

                                                                   $130,853         $132,010
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

                                                                   Three Months Ended
                                                                        March 31,
                                                             --------------------------------
                                                                 1998                 1997
                                                             -----------          -----------
Net sales                                                    $    54,934          $    54,419
Miscellaneous income - net                                         2,711                3,066
                                                             -----------          -----------


                                                                  57,645               57,485
                                                             -----------          -----------


Costs and expenses:
   Cost of products sold                                          37,029               37,497
   Selling, administrative and general expenses                   20,777               20,194
   Interest expense                                                  749                  678
                                                             -----------          -----------


                                                                  58,555               58,369
                                                             -----------          -----------


Income (loss) before income taxes                                   (910)                (884)

Provision (benefit) for income taxes                                (400)                (347)
                                                             -----------          -----------


Net income (loss)                                            $      (510)         $      (537)
                                                             -----------          -----------


Basic income (loss) per share of common share                $     (0.23)         $     (0.25)
                                                             -----------          -----------


Weighted average number of common shares outstanding           2,190,619            2,190,619
                                                             -----------          -----------


The notes to financial statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------



BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands.

                                                                    Three Months Ended
                                                                         March 31,
                                                                 ------------------------
                                                                  1998             1997
                                                                 -------          -------


CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                $  (510)         $  (537)
ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH FROM OPERATING ACTIVITIES:
   Depreciation and amortization                                     624              546
   (Gain) loss on sale of property, plant and equipment             (151)              (6)
   Changes in operating assets and liabilities:
      Accounts receivable                                          3,525              756
      Inventory                                                   (2,555)          (2,137)
      Prepaid expenses                                              (639)            (103)
      Accounts payable and accrued expenses                       (4,391)           2,094
      Salaries, wages and commissions                             (2,188)          (1,639)
      Taxes, other than income tax                                   339              342
       Federal and state taxes on income                            (808)            --
       Deferred revenue                                             (480)             (72)
       Other accrued liabilities                                     (23)            (173)
       Other                                                          68              101
                                                                 -------          -------

   Total Adjustments                                              (6,679)            (291)
                                                                 -------          -------


NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               (7,189)            (828)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                                (483)            (533)
Proceeds from disposals of property, plant and equipment             196                6
                                                                 -------          -------


NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                 (287)            (527)

CASH FLOWS FROM FINANCING ACTIVITIES:

Short-term debt - Majority Shareholder                             6,835            1,214
                                                                 -------          -------


NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES              $ 6,835          $ 1,214

NET INCREASE (DECREASE) IN CASH                                     (641)            (141)
BEGINNING CASH                                                     1,110              682
                                                                 -------          -------


ENDING CASH                                                      $   469          $   541
                                                                 -------          -------


The notes to financial statements are an integral part of these statements.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
BRAD RAGAN, INC.

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In management's opinion, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the financial statements and footnotes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

NOTE B - ACCOUNTS RECEIVABLE

Amounts included in accounts receivable having balances due after one year were approximately $19.1 million at March 31, 1998, and $20.4 million at December 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 FIRST QUARTER 1998 COMPARED TO FIRST QUARTER 1997

  Net sales for the quarter ended March 31, 1998 were up $515,000 to $54,934,000 compared to $54,419,000 for the first quarter of 1997. On a same location basis, sales increased in the commercial segment 4.6% while retail sales declined 5.2%. The Company experienced increased sales of new tires in both the retail and commercial segments and increased sales of auto and tire related services, while the cool, wet spring weather in the southeast severely impacted sales of lawn and garden merchandise.

  Miscellaneous income decreased $355,000 primarily due to reduced finance charge income received through the Company's retail installment credit program as a result of lower retail installment sales.

  The Company's gross margin rate increased to 32.6% for the first quarter of 1998 from 31.1% for the first quarter of 1997. The margin increase was the result of fluctuation in the Company's mix of business and competitive pricing strategies amongst the major tire manufactures.

  Selling, administrative and general expenses increased $583,000 primarily due to increases in employee compensation and benefit related expenses.

  Interest expense increased $71,000 for the first quarter of 1998 compared to the first quarter of 1997 due to increased borrowing and slightly higher average interest rates. The average interest rate for the first quarter of 1998 was 7.17% compared to 6.96% for the same period of 1997.

          Historically, the first quarter does not represent a strong earnings period for the Company. A net loss of $510,000 or $.23 per share (Basic and Diluted) was recorded for the first quarter of 1998 compared to a net loss of $537,000 or $.25 per share (Basic and Diluted) for the first quarter of 1997.

FINANCIAL POSITION

          Net cash used in operating activities for the first quarter of 1998 was $6,678,000 primarily due to a reduction in the payable to the majority shareholder partially offset by increases in trade payables.


          Financing activities reflect a net increase in the Company's short-term borrowing of $6.8 million which was used primarily to fund working capital requirements. Short-term debt is originated through the majority shareholder, The Goodyear Tire & Rubber Company, which provides an open line of credit.

                             COMPARATIVE SALES TABLE
                                   (in 000's)


COMMERCIAL SALES BY PRODUCT LINE


                                            THREE MONTHS ENDED MARCH 31
                                      ---------------------------------------
                                       1998            1997        % VARIANCE
                                      ------          -------      ----------
New Tires                            $16,315         $15,694            4.0%
Retreading                             9,386           9,210            1.9%
Service                                6,342           6,091            4.1%
Rubber Products                        3,042           2,556           19.0%
                                     -------         -------
    Total                            $35,085         $33,551            4.6%
                                     =======         =======



RETAIL SALES BY PRODUCT LINE

                                            THREE MONTHS ENDED MARCH 31
                                      ---------------------------------------
                                       1998            1997        % VARIANCE
                                      ------          -------      ----------

Hard Goods                           $ 7,548         $ 8,958          -15.9%
New Tires                              5,421           5,194            4.4%
Retreading                               116             109            6.4%
Service                                6,764           6,607            2.4%
                                     -------         -------
    Total                            $19,849         $20,868           -4.9%
                                     =======         =======

                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

On April 27, 1998, the plaintiffs in the lawsuit styled Herbert R. Behrens and Martin Bergstein, Trustee FBO Herbert R. Behrens v. Brad Ragan, Inc. et al. filed a notice of voluntary dismissal without prejudice, and on April 28, 1998, the defendants filed a motion for the court to approve the dismissal. This motion remains under consideration by the court. This lawsuit is described in more detail under Item 3 of the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

ITEM 5. OTHER INFORMATION

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

    On February 13, 1998 the Company announced that the Board of Directors, acting on the recommendation of the Special Committee of independent directors, had agreed in principle to the Goodyear proposed Agreement and Plan of Share Exchange for the revised cash price of $37.25 per share.

    On May 11, 1998 the Company announced that the Board of Directors had given final approval to the Goodyear proposal. The agreement must still be approved by a majority vote of the shares of the Company's outstanding common stock at the Annual Shareholders Meeting. The Company expects Goodyear to vote the shares it already owns in favor of the transaction, thus assuring its approval.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

                  Exhibit No. 27 - Financial Data Schedule dated March 31, 1998

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






DATE:   May 11, 1998                 By: /s/  R. J. Carr
       --------------                    ------------------------------------
                                         R. J. Carr, Vice President - Finance
                                         and Chief Financial Officer