Form 10-Q
period 1998-06-30
RAGAN BRAD INC
filed 1998-08-14
CIK 81764

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                             ----------------------

[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

          For the quarter ended June 30, 1998.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,190,619 shares of Common Stock ($1 par value) at August 10, 1998.

Part I - Financial Information

Item 1. Financial Statements

STATEMENTS OF FINANCIAL POSITION
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands, except share and per share data.


Assets                                                         June 30, 1998   December 31, 1997
----------------------------------------------------------------------------------------------------

Current Assets:
   Cash                                                            $    775         $  1,110
   Accounts receivable, less unearned interest income
    of $5,243 and $5,279 and allowance for
    doubtful accounts of $2,489 and $2,400                           75,431           72,204
   Inventories:
     Merchandise                                                     37,901           39,607
     Materials and manufacturing supplies                             2,962            2,668
----------------------------------------------------------------------------------------------------

                                                                     40,863           42,275
   Prepaid expenses                                                     294              242
   Other current assets                                               2,738            3,126
----------------------------------------------------------------------------------------------------

                                  Total Current Assets              120,101          118,957
Other assets                                                          2,898            2,903
Property, plant and equipment, net                                   10,075            9,680
Cost in excess of net assets of businesses acquired, less
     accumulated amortization of $975 and $957                          452              470
----------------------------------------------------------------------------------------------------
                                                                   $133,526         $132,010
----------------------------------------------------------------------------------------------------


Liabilities and Shareholders' Equity
----------------------------------------------------------------------------------------------------


Current Liabilities:
   Short-term debt - Majority Shareholder                          $ 34,628         $ 29,550
   Accounts payable and accrued expenses:
     Trade                                                           12,643           11,625
     Majority Shareholder                                            15,246           18,426
   Salaries, wages and commissions                                    7,819            8,408
   Taxes, other than income                                           1,376            1,027
   Federal and state tax on income                                     --                808
   Current portion of deferred revenue                                2,099            2,306
   Note payable - Majority Shareholder                                5,500            5,500
   Other accrued liabilities                                            367              878
         Current portion of other long-term liabilities                  84               84
----------------------------------------------------------------------------------------------------

                    Total Current Liabilities                        79,762           78,612

Other long-term liabilities, less current portion                     3,602            3,466
Long-term deferred revenue                                            1,039            1,766

Shareholders' Equity:
   Common stock, par value $1 per share:
     Authorized 10,000,000 shares; issued 2,190,619 shares            2,191            2,191
   Additional paid-in capital                                         9,171            9,171
   Retained earnings                                                 37,761           36,804
----------------------------------------------------------------------------------------------------

                    Total Shareholders' Equity                       49,123           48,166
----------------------------------------------------------------------------------------------------


                                                                   $133,526         $132,010
----------------------------------------------------------------------------------------------------


The notes to financial statements are an integral part of these statements.

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands, except share and per share data.

                                                                 Three Months Ended                  Six Months Ended
                                                                      June 30,                             June  30,
                                                        --------------------------------------------------------------------------
                                                              1998               1997               1998               1997
----------------------------------------------------------------------------------------------------------------------------------

Net Sales                                               $   68,819         $   63,336         $  123,753         $  117,755
Miscellaneous income - net                                   4,571              4,141              7,282              7,207
----------------------------------------------------------------------------------------------------------------------------------

                                                            73,390             67,477            131,035            124,962

Cost and expenses:
    Cost of products sold                                   47,290             43,628             84,319             81,125
    Selling administrative and general expenses             22,832             21,931             43,609             42,125
    Interest expense                                           746                701              1,495              1,379
----------------------------------------------------------------------------------------------------------------------------------


                                                            70,868             66,260            129,423            124,629
----------------------------------------------------------------------------------------------------------------------------------
Income before income taxes                                   2,522              1,217              1,612                333

Provision for income taxes                                   1,055                399                655                 52
----------------------------------------------------------------------------------------------------------------------------------



Net Income                                              $    1,467         $      818         $      957         $      281
----------------------------------------------------------------------------------------------------------------------------------


Net Income per common share (Basic and Diluted)         $     0.67         $     0.37         $     0.44         $     0.13
----------------------------------------------------------------------------------------------------------------------------------


Weighted average number of common shares
outstanding                                              2,190,619          2,190,619          2,190,619          2,190,619
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

                                                                      Six Months Ended
                                                                          June 30,
                                                                 --------------------------------
                                                                    1998             1997
-------------------------------------------------------------------------------------------------


Cash Flows From Operating Activities:
Net Income                                                       $   957          $   281

Adjustments To Reconcile Net Income
To Net Cash Used In Operating Activities:
   Depreciation and amortization                                   1,255            1,116
   Gain on sale of property, plant and equipment                    (175)              (3)
   Deferred tax asset                                                388               15
   Changes in operating assets and liabilities:
      Accounts receivable, net                                    (3,227)          (3,664)
      Inventories                                                  1,412           (1,761)
      Prepaid expenses                                               (52)           1,349
      Accounts payable and accrued expenses                       (2,162)           4,974
      Salaries, wages and commissions                               (589)            (583)
      Taxes, other than income tax                                   349               43
      Federal and state taxes on income                             (808)            --
      Deferred revenue                                              (934)               1
      Other accrued liabilities                                     (511)            (271)
      Other                                                          137              188
-------------------------------------------------------------------------------------------------

   Total Adjustments                                              (4,917)           1,404

Net Cash Used In Operating Activities                             (3,960)           1,685

Cash Flows From Investing Activities:

Capital expenditures                                              (1,680)          (1,316)
Proceeds from disposals of property, plant and equipment             228               29
-------------------------------------------------------------------------------------------------


Net Cash Used In Investing Activities                             (1,452)          (1,287)

Cash Flows From Financing Activities:
Long-term debt paid                                                 --               --
Short-term debt - Majority Shareholder                             5,078             (473)
-------------------------------------------------------------------------------------------------


Net Cash Provided By Financing Activities                          5,078          $  (473)

Net Decrease In Cash                                                (334)             (75)
Beginning Cash                                                     1,109              682

Ending Cash                                                      $   775          $   607
-------------------------------------------------------------------------------------------------


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

NOTE B - ACCOUNTS RECEIVABLE

Amounts included in accounts receivable having balances due after one year were approximately $22.1 million at June 30, 1998, and $20.4 million at December 31, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SECOND QUARTER 1998 COMPARED TO SECOND QUARTER 1997

        Net sales for the quarter ended June 30, 1998 were up $5.5 million to $68,819,000 from $63,336,000 for the same period of 1997. On a same location basis, sales were up 11.3% for the retail segment and 7.5% for the commercial segment. Sales increases were achieved in all product categories as a result of a strong economy, strength in the trucking and construction industries, high levels of consumer confidence and a late lawn and garden selling season delayed due to cool, wet spring weather experienced in the first quarter.

        Miscellaneous income increased $430,000 primarily due to increased finance charge income received through the Company's retail installment credit program as a result of increased retail installment sales.

        The gross margin rate increased slightly to 31.3% for the second quarter of 1998 from 31.1% for the same period of 1997.

        Selling, administrative and general expenses increased $901,000 primarily due to increases in employee compensation and benefit related expenses. However, as a percentage of sales, these expenses decreased to 33.2% for the 1998 second quarter from 34.6% for the 1997 second quarter.

        Interest expense increased to $746,000 for the second quarter of 1998 compared to $701,000 for the same period of 1997 primarily due to higher average outstanding short-term borrowings.

        The Company recorded net income of $1,467,000 or $.67 per share (Basic and Diluted) for the second quarter of 1998 compared to net income of $818,000 or $.37 per share (Basic and Diluted) for the second quarter of 1997.

FIRST HALF 1998 COMPARED TO FIRST HALF 1997

        Net sales for the six-month period ended June 30, 1998 increased $6.0 million to $123,753,000 from $117,755,000 for the same period of 1997. On a same location basis, commercial sales were up 6.1% and retail sales were up 3.3%. Sales increases were realized in all product categories for both the retail and commercial segments.

        Miscellaneous income was up slightly for the six-month period to $7,282,000 compared to $7,207,000 for the 1997 six-month period.

        The gross margin rate increased to 31.9% for the first half of 1998 from 31.1% for the same period of 1997.

        Selling, administrative and general expenses increased $1.5 million for the first half of 1998 compared to the first half of 1997 primarily due to increased expenses associated with employee compensation and benefits. However, as a percentage of sales, these expenses decreased to 35.2% for the first half of 1998 compared to 35.8% for the first half of 1997.

        Interest expense increased $116,000 for the 1998 first half compared to the 1997 first half due to slightly higher short-term borrowing rates and higher average outstanding short-term borrowings.

        The Company's effective tax rate for the first half of 1998 was 40.6% compared to 15.6% for the first half of 1997. The 1997 tax expense includes adjustments for the difference between the income tax provision recorded in 1996 and the actual liability on the 1996 tax return filed in 1997.

        The Company recorded net income of $957,000 or $.44 per share (Basic and Diluted) for the first half of 1998 compared to net income of $281,000 or $.13 per share (Basic and Diluted) for the first half of 1997.

FINANCIAL POSITION

        Net cash used in operating activities for the first half of 1998 was $4.0 million. Increased accounts receivable of $3.2 million combined with lower accounts payable and accrued expenses of $2.2 million was partially offset by decreased inventory balances of $1.4 million.

        Net cash used in investing activities of $1.5 million was principally for capital equipment.

        Financing activities reflect a net increase in short-term borrowings of $5.1 million which was used to fund working capital requirements. Short-term debt is originated through the majority shareholder, The Goodyear Tire & Rubber Company, which provides an open line of credit.

YEAR 2000 COMPLIANCE

        Computers and the programs which they run have typically recorded and stored dates with a two character representation for the year, making the year 2000 indistinguishable from the year 1900. This situation could result in system failure or miscalculation where program logic is date sensitive and is generally referred to as the "Year 2000 Problem".

        The Company has developed a plan to assess and modify its computer programs, files, and data interchanges to correctly recognize and process dates. The Company has determined that these modifications are approximately 75% completed and on schedule to be completed in the first quarter of 1999. A plan is being developed to modify programs and systems provided by outside vendors to be Year 2000 compliant.

        Presently, the Company does not believe that Year 2000 compliance will require significant out-of- pocket expense nor that the costs of remediation will have a material adverse financial effect. Costs associated with Year 2000 compliance will be expensed as incurred.

        Presently, the Company does not believe that the Year 2000 Problem will have a material adverse effect on its business operations or financial results, however, there is no definitive assurance that the Year 2000 Problem will not have an adverse effect.

                             Comparative Sales Table
                             (Amounts In Thousands)


COMMERCIAL SALES BY PRODUCT LINE


                                              THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                       ------------------------------------------    ----------------------------------------
                                         1998           1997           %VARIANCE      1998             1997         %VARIANCE
                                         ----           ----           ---------      ----             ----         ---------

New Tires                              $20,279         $18,732            8.3%       $36,594         $34,426           6.3%
Retreading                              11,189          10,571            5.8%        20,575          19,781           4.0%
Service                                  7,564           6,864           10.2%        13,906          12,955           7.3%
Rubber Products                          2,894           2,853            1.4%         5,936           5,409           9.7%
                                       -------         -------                       -------         -------
    Total                              $41,926         $39,020            7.4%       $77,011         $72,571           6.1%
                                       =======         =======                       =======         =======


RETAIL SALES BY PRODUCT LINE

                                              THREE MONTHS ENDED JUNE 30,                  SIX MONTHS ENDED JUNE 30,
                                       ------------------------------------------    ----------------------------------------
                                         1998           1997           %VARIANCE      1998             1997         %VARIANCE
                                         ----           ----           ---------      ----             ----         ---------

Hard Goods                             $13,216         $11,286           17.1%       $20,764         $20,244           2.6%
New Tires                                6,012           5,804            3.6%        11,433          10,998           4.0%
Retreading                                 126             119            5.9%           242             228           6.1%
Service                                  7,539           7,107            6.1%        14,303          13,714           4.3%
                                       -------         -------                       -------         -------
    Total                              $26,893         $24,316           10.6%       $46,742         $45,184           3.4%
                                       =======         =======                       =======         =======


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 27, 1998, the plaintiffs in the lawsuit styled Herbert R. Behrens and Martin Bergstein, Trustee FBO Herbert R. Behrens v. Brad Ragan, Inc. et al., filed a notice of voluntary dismissal without prejudice, and the action has been dismissed.

ITEM 5. OTHER INFORMATION

The Agreement and Plan of Share Exchange dated May 5, 1998 between the Company and The Goodyear Tire & Rubber Company, which has been previously reported provides for Goodyear to acquire the 556,924 shares (approximately 25%) of Brad Ragan, Inc. common stock that it does not already own for a cash price of $37.25 per share, remains subject to approval by the Company's shareholders at the Annual Shareholders Meeting, which is currently expected to be held in September, 1998. The Company expects Goodyear to vote the shares it already owns in favor of the transaction, thus assuring its approval.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

                  Exhibit No. 27 - Financial Data Schedule dated June 30, 1998.

          (b)  Reports on Form 8-K:

                  No reports on Form 8-K were filed during the quarter for which this report is filed.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                 BRAD RAGAN, INC.
                                                  (Registrant)






DATE:   August  10, 1998             By:      /s/  R. J. Carr
                                         ------------------------------------
                                         R. J. Carr, Vice President - Finance
                                         and Chief Financial Officer