Form 10-Q/A
period 1998-06-30
RAGAN BRAD INC
filed 1998-10-15
CIK 81764

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q/A
                                 Amendment No. 1


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

The Quarterly Report on Form 10Q for the quarterly period ended June 30, 1998 (the "report) of Brad Ragan, Inc. (the "registrant") is amended by this Form 10-Q/A-Amendment No. 1 to the report (the "Amendment") by deleting Items 1 and 2 of Part I in their entirety and by inserting in lieu thereof a new Item 1 and
Item 2 of Part I which adds Note F to Item 1 and expands Item 2 to include a discussion of deferred warranty revenue.

Part I - Financial Information

Item 1. Financial Statements

STATEMENTS OF FINANCIAL POSITION
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands, except share and per share data.


Assets                                                         June 30, 1998   December 31, 1997
--------------------------------------------------------------------------------------------------

Current Assets:
   Cash                                                            $    775         $  1,110
   Accounts receivable, less unearned interest income
    of $5,243 and $5,279 and allowance for
    doubtful accounts of $2,489 and $2,400                           75,431           72,204
   Inventories:
     Merchandise                                                     37,901           39,607
     Materials and manufacturing supplies                             2,962            2,668
--------------------------------------------------------------------------------------------------

                                                                     40,863           42,275
   Prepaid expenses                                                     294              242
   Other current assets                                               2,738            3,126
--------------------------------------------------------------------------------------------------

                        Total Current Assets                        120,101          118,957
Other assets                                                          2,898            2,903
Property, plant and equipment, net                                   10,075            9,680
Cost in excess of net assets of businesses acquired, less
     accumulated amortization of $975 and $957                          452              470
--------------------------------------------------------------------------------------------------

                                                                   $133,526         $132,010
--------------------------------------------------------------------------------------------------


Liabilities and Shareholders' Equity
--------------------------------------------------------------------------------------------------


Current Liabilities:
   Short-term debt - Majority Shareholder                          $ 34,628         $ 29,550
   Accounts payable and accrued expenses:
      Trade                                                          12,643           11,625
      Majority Shareholder                                           15,246           18,426
   Salaries, wages and commissions                                    7,819            8,408
   Taxes, other than income                                           1,376            1,027
   Federal and state tax on income                                     --                808
   Current portion of deferred revenue                                2,099            2,306
   Note payable - Majority Shareholder                                5,500            5,500
   Other accrued liabilities                                            367              878
           Current portion of other long-term liabilities                84               84
--------------------------------------------------------------------------------------------------

                        Total Current Liabilities                    79,762           78,612

Other long-term liabilities, less current portion                     3,602            3,466
Long-term deferred revenue                                            1,039            1,766

Shareholders' Equity:
   Common stock, par value $1 per share:
     Authorized 10,000,000 shares; issued 2,190,619 shares            2,191            2,191
   Additional paid-in capital                                         9,171            9,171
   Retained earnings                                                 37,761           36,804
--------------------------------------------------------------------------------------------------

                        Total Shareholders' Equity                   49,123           48,166
--------------------------------------------------------------------------------------------------


                                                                   $133,526         $132,010
--------------------------------------------------------------------------------------------------


The notes to financial statements are an integral part of these statements.

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands, except share and per share data.

                                                               Three Months Ended                      Six Months Ended
                                                                     June 30,                             June  30,
                                                        ------------------------------------------------------------------------
                                                              1998               1997               1998               1997
--------------------------------------------------------------------------------------------------------------------------------


Net Sales                                                 $   68,819         $   63,336         $  123,753         $  117,755
Miscellaneous income - net                                     4,571              4,141              7,282              7,207
--------------------------------------------------------------------------------------------------------------------------------

                                                              73,390             67,477            131,035            124,962

Cost and expenses:
     Cost of products sold                                    47,290             43,628             84,319             81,125
     Selling, administrative and general expenses             22,832             21,931             43,609             42,125
     Interest expense                                            746                701              1,495              1,379
--------------------------------------------------------------------------------------------------------------------------------


                                                              70,868             66,260            129,423            124,629
--------------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                     2,522              1,217              1,612                333

Provision for income taxes                                     1,055                399                655                 52
--------------------------------------------------------------------------------------------------------------------------------



Net Income                                                $    1,467         $      818         $      957         $      281
--------------------------------------------------------------------------------------------------------------------------------


Net Income per common share
 (Basic and Diluted)                                      $     0.67         $     0.37         $     0.44         $     0.13
--------------------------------------------------------------------------------------------------------------------------------


Weighted average number of common shares
outstanding                                                2,190,619          2,190,619          2,190,619          2,190,619
--------------------------------------------------------------------------------------------------------------------------------


The Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
 BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands.

                                                                                           Six Months Ended
                                                                                                 June 30,
                                                                                          1998             1997
-----------------------------------------------------------------------------------------------------------------------


Cash Flows From Operating Activities:
Net Income                                                                              $   957          $   281

Adjustments To Reconcile Net Income To Net Cash Provided By (Used In) Operating
Activities:
   Depreciation and amortization                                                          1,255            1,116
   Gain on sale of property, plant and equipment                                           (175)              (3)
   Deferred tax asset                                                                       388               15
   Changes in operating assets and liabilities:
     Accounts receivable, net                                                            (3,227)          (3,664)
     Inventories                                                                          1,412           (1,761)
     Prepaid expenses                                                                       (52)           1,349
     Accounts payable and accrued expenses                                               (2,162)           4,974
     Salaries, wages and commissions                                                       (589)            (583)
     Taxes, other than income tax                                                           349               43
     Federal and state taxes on income                                                     (808)            --
     Deferred revenue                                                                      (934)               1
     Other accrued liabilities                                                             (511)            (271)
     Other                                                                                  136              188
-----------------------------------------------------------------------------------------------------------------------

   Total Adjustments                                                                     (4,918)           1,404

Net Cash Provided By (Used In) Operating Activities                                      (3,961)           1,685

Cash Flows From Investing Activities:

Capital expenditures                                                                     (1,680)          (1,316)
Proceeds from disposals of property, plant and equipment                                    228               29
-----------------------------------------------------------------------------------------------------------------------


Net Cash Used In Investing Activities                                                    (1,452)          (1,287)

Cash Flows From Financing Activities:
Long-term debt paid                                                                        --               --
Short-term debt - Majority Shareholder                                                    5,078             (473)
-----------------------------------------------------------------------------------------------------------------------


Net Cash Provided By (Used In)Financing Activities                                      $ 5,078          $  (473)

Net Decrease In Cash                                                                       (335)             (75)
Beginning  Cash                                                                           1,110              682

Ending Cash                                                                             $   775          $   607
-----------------------------------------------------------------------------------------------------------------------


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

NOTE F - DEFERRED WARRANTY REVENUE

The Company sells extended warranty contracts on certain tires and home products. Under the tire warranty program, the Company provides an initial complement of services including wheel alignment and wheel balancing when the contract is sold, recognizing the portion of contract revenue attributable to these services at the time of the sale and amortizing the balance of the revenue using the straight line method over the life of the contract, while costs associated with warranty services, such as additional alignments, wheel balancing, flat repair and tire replacement in the event of an unrepairable road hazard incident are recognized as incurred. Revenues for all other extended warranty contracts are deferred and amortized over the life of the contract if the Company is responsible for servicing the warranty contract or recognized at the time of sale if a third party is responsible for the warranty service. The Company recorded net revenue from the sale of extended warranty contracts of $1,537,000 in the Second Quarter of 1998, compared to $1,223,000 in the Second Quarter of 1997 and $2,914,000 for the six months ended June 30, 1998 compared to $2,440,000 for the same period of 1997.

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

         The company recorded net revenue from the sale of extended warranty contracts of $1,537,000 in the second quarter of 1998 compared to $1,223,000 in the same period of 1997. For further discussion see Note F of Notes to Financial Statements included elsewhere in this report.

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

         The company recorded net revenue from the sale of extended warranty contracts of $2,914,000 for the six-month period ended June 30, 1998 compared to $2,440,000 for the same period of 1997. For further discussion see Note F of Notes to Financial Statements included elsewhere in this report.

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

         Presently, the Company does not believe that Year 2000 compliance will require significant out-of-pocket expense nor that the costs of remediation will have a material adverse financial effect. Costs associated with Year 2000 compliance will be expensed as incurred.

         Presently, the Company does not believe that the Year 2000 Problem will have a material adverse effect on its business operations or financial results, however, there is no definitive assurance that the Year 2000 Problem will not have an adverse effect.

                             Comparative Sales Table
                             (Amounts In Thousands)


COMMERCIAL SALES BY PRODUCT LINE


                              THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                        -----------------------------------------       --------------------------------------
                          1998            1997          %VARIANCE       1998           1997          %VARIANCE
                          ----            ----          ---------       ----           ----          ---------

New Tires               $20,279         $18,732            8.3%       $36,594         $34,426           6.3%
Retreading               11,189          10,571            5.8%        20,575          19,781           4.0%
Service                   7,564           6,864           10.2%        13,906          12,955           7.3%
Rubber Products           2,894           2,853            1.4%         5,936           5,409           9.7%
                        -------         -------                       -------         -------
     Total              $41,926         $39,020            7.4%       $77,011         $72,571           6.1%
                        =======         =======                       =======         =======


               RETAIL SALES BY PRODUCT LINE


                              THREE MONTHS ENDED JUNE 30,                   SIX MONTHS ENDED JUNE 30,
                        -----------------------------------------       --------------------------------------
                          1998            1997          %VARIANCE       1998           1997          %VARIANCE
                          ----            ----          ---------       ----           ----          ---------


Hard Goods              $13,216         $11,286           17.1%       $20,764         $20,244           2.6%
New Tires                 6,012           5,804            3.6%        11,433          10,998           4.0%
Retreading                  126             119            5.9%           242             228           6.1%
Service                   7,539           7,107            6.1%        14,303          13,714           4.3%
                        -------         -------                       -------         -------
     Total              $26,893         $24,316           10.6%       $46,742         $45,184           3.4%
                        =======         =======                       =======         =======


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                     BRAD RAGAN, INC.
                                            ------------------------------------
                                                       (Registrant)






DATE:    October 14, 1998               By:         /s/  R. J. Carr
        -------------------------           ------------------------------------
                                            R. J. Carr, Vice President - Finance
                                            and Chief Financial Officer