Form 10-Q
period 1998-09-30
RAGAN BRAD INC
filed 1998-11-16
CIK 81764

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q
                             ----------------------

  [X] Quarterly report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934

  For the quarter ended September 30, 1998.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 2,190,619 shares of Common Stock ($1 par value) at November 11, 1998.

Part I - Financial Information

Item 1. Financial Statements

STATEMENTS OF FINANCIAL POSITION
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands, except share and per share data.


Assets                                                        September 30, 1998          December 31, 1997
-------------------------------------------------------------------------------------------------------------------
Current Assets:
   Cash                                                        $         1,120            $          1,110
   Accounts receivable, less unearned interest income
    of $5,086 and $5,279 and allowance for
    doubtful accounts of $2,698 and $2,400                              75,525                      72,204
   Inventories:
     Merchandise                                                        39,755                      39,607
     Materials and manufacturing supplies                                2,972                       2,668
-------------------------------------------------------------------------------------------------------------------
                                                                        42,727                      42,275
   Prepaid expenses                                                        187                         242
   Other current assets                                                  3,129                       3,126
-------------------------------------------------------------------------------------------------------------------
                      Total Current Assets                             122,688                     118,957
Other assets                                                             2,155                       2,903
Property, plant and equipment, net                                      10,075                       9,680
Cost in excess of net assets of businesses acquired, less
     accumulated amortization of $984 and $957                             443                         470
-------------------------------------------------------------------------------------------------------------------
                      Total Current Assets                     $       135,361            $        132,010
-------------------------------------------------------------------------------------------------------------------


Liabilities and Shareholders' Equity
-------------------------------------------------------------------------------------------------------------------

Current Liabilities:
   Short-term debt - majority shareholder                      $        35,251            $         29,550
   Accounts payable and accrued expenses:
     Trade                                                              11,297                      11,625
     Majority shareholder                                               18,089                      18,426
   Salaries, wages and commissions                                       8,123                       8,408
   Taxes, other than income                                              1,179                       1,027
   Federal and state tax on income                                         166                         808
   Current portion of deferred revenue                                   1,928                       2,306
   Note payable - majority shareholder                                   5,500                       5,500
   Other accrued liabilities                                               344                         878
   Current portion of other long-term liabilities                           74                          84
-------------------------------------------------------------------------------------------------------------------
                      Total Current Liabilities                         81,951                      78,612

Other long-term liabilities, less current portion                        3,223                       3,466
Long-term deferred revenue                                                 763                       1,766

Shareholders' Equity:
   Common stock, par value $1 per share:
     Authorized 10,000,000 shares; issued 2,190,619 shares               2,191                       2,191
   Additional paid-in capital                                            9,171                       9,171
   Retained earnings                                                    38,062                      36,804
-------------------------------------------------------------------------------------------------------------------
                      Total Shareholders' Equity                        49,424                      48,166
-------------------------------------------------------------------------------------------------------------------

         Total Liabilities and Shareholders' Equity            $       135,361            $        132,010
-------------------------------------------------------------------------------------------------------------------


The notes to financial statements are an integral part of these statements.

STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands, except share and per share data.

                                                      Three Months Ended                Nine Months Ended
                                                         September 30,                    September 30,
                                                -------------------------------------------------------------------
                                                    1998           1997                 1998          1997
-------------------------------------------------------------------------------------------------------------------
Net sales                                       $    66,767     $   64,215         $   190,520    $   181,970
Miscellaneous income - net                            2,694          3,212               9,976         10,419
-------------------------------------------------------------------------------------------------------------------
                                                     69,461         67,427             200,496        192,389

Costs and expenses:
    Cost of products sold                            45,936         44,329             130,255        125,454
    Selling administrative and general expenses      22,347         21,331              65,956         63,456
    Interest expense                                    741            700               2,236          2,079
-------------------------------------------------------------------------------------------------------------------

                                                     69,024         66,360             198,447        190,989
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                              437          1,067               2,049          1,400

Provision for income taxes                              136            422                 791            474
-------------------------------------------------------------------------------------------------------------------

Net income                                      $       301     $      645         $     1,258    $       926
-------------------------------------------------------------------------------------------------------------------

Net income per common share
  (Basic and Diluted)                           $      0.14     $     0.29         $      0.57    $      0.42
-------------------------------------------------------------------------------------------------------------------

Weighted average number of common shares
  outstanding                                     2,190,619      2,190,619           2,190,619      2,190,619
-------------------------------------------------------------------------------------------------------------------



The Notes to Financial Statements are an integral part of these statements.

STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
BRAD RAGAN, INC.
(Unaudited)
Amounts in thousands.

                                                                                      Nine Months Ended
                                                                                         September 30
                                                                              -------------------------------------
                                                                                1998                    1997
-------------------------------------------------------------------------------------------------------------------

Cash Flows From Operating Activities:
Net Income                                                                    $  1,258               $    926

Adjustments To Reconcile Net Income
To Net Cash Provided By (Used In) Operating Activities:
   Depreciation and amortization                                                 1,919                  1,709
   Gain on sale of property, plant and equipment                                  (200)                    (3)
   Deferred tax asset                                                              281                    335
   Changes in operating assets and liabilities:
      Accounts receivable, net                                                  (3,321)                (4,774)
      Inventories                                                                 (452)                (1,725)
      Prepaid expenses                                                              55                  1,179
      Accounts payable and accrued expenses                                       (665)                 6,788
      Salaries, wages and commissions                                             (285)                  (260)
      Taxes, other than income tax                                                 152                    109
      Federal and state taxes on income                                           (642)                     0
      Deferred revenue                                                          (1,381)                   (74)
      Other accrued liabilities                                                   (534)                  (281)
      Other                                                                        203                    267
-------------------------------------------------------------------------------------------------------------------
   Total Adjustments                                                            (4,870)                 3,270

Net Cash Provided By (Used In) Operating Activities                             (3,612)                 4,196

Cash Flows From Investing Activities:

Capital expenditures                                                            (2,337)                (2,141)
Proceeds from disposals of property, plant and equipment                           258                     38
-------------------------------------------------------------------------------------------------------------------

Net Cash Used In Investing Activities                                           (2,079)                (2,103)

Cash Flows From Financing Activities:
Long-term debt paid                                                               --                       --
Short-term debt - Majority Shareholder                                           5,701                 (2,303)
-------------------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used In) Financing Activities                           $  5,701               $ (2,303)

Net Increase (Decrease) In Cash                                                     10                   (210)
Beginning  Cash                                                                  1,110                    682

Ending Cash                                                                   $  1,120               $    472
-------------------------------------------------------------------------------------------------------------------


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

NOTE B - ACCOUNTS RECEIVABLE

Amounts included in accounts receivable having balances due after one year were approximately $20.4 million at September 30, 1998, and $20.4 million at December 31, 1997.

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

NOTE F - DEFERRED WARRANTY REVENUE

The Company sells extended warranty contracts on certain tires and home products. Under the tire warranty program, the Company provides an initial complement of services including wheel alignment and wheel balancing when the contract is sold, recognizing the portion of contract revenue attributable to these services at the time of the sale and amortizing the balance of the revenue using the straight line method over the life of the contract, while costs associated with warranty services, such as additional alignments, wheel balancing, flat repair and tire replacement in the event of an unrepairable road hazard incident, are recognized as incurred. Revenues for all other extended warranty contracts are deferred and amortized over the life of the contract if the Company is responsible for servicing the warranty contract or recognized at the time of sale if a third party is responsible for the warranty service. The Company recorded net revenue from the sale of extended warranty contracts of $1,368,00 in the third quarter of 1998, compared to $796,000 in the third quarter of 1997 and $4,283,00 for the nine months ended September 30, 1998 compared to $3,631,000 for the same period of 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Third Quarter 1998 Compared To Third Quarter, 1997

Net sales for the quarter ended September 30, 1998 were up $2.6 million compared to the third quarter of 1997. Commercial sales were up 7.0% primarily due to increased sales of new tires and service, while retail sales declined 1.6% primarily due to lower sales of home products. On a same location basis, commercial sales were up 7.0% while retail sales declined 1.9%.

Miscellaneous income decreased to $2.6 million for the third quarter of 1998 from $3.2 million for the third quarter of 1997 primarily due to lower revenue from retail installment credit sales.

The gross margin rate increased slightly to 31.2% for the third quarter of 1998 compared to 31.0% for the same period of 1997.

The Company recorded net revenue from the sale of extended warranty contracts of $1.4 million in the third quarter of 1998 compared to $796,000 in the same period of 1997. For further discussion, see Note F of Notes to Financial Statements located elsewhere in this report.

Selling, administrative and general expenses increased 4.8% for the third quarter of 1998 compared to the third quarter of 1997 due to increased expenses associated with employee benefits and compensation.

Interest expense was up slightly due to higher average outstanding debt balances during the quarter. The average short term borrowing rate remained constant at 7.2% for the third quarters of 1998 and 1997.

The Company recorded net income of $301,000 or $.14 per share (Basic and Diluted) for the third quarter of 1998 compared to 645,000 or $.29 per share (Basic and Diluted) for the third quarter of 1997.

Nine Months ended September 30, 1998 Compared to Nine Months ended September 30, 1997

Net sales for the nine-month period ended September 30, 1998 increased $8.6 million to $190,520,000 from $181,970,000 for the same period of 1997. Commercial sales were up 6.4% with increases realized in all product categories while retail sales were up 1.8% primarily due to increased sales of new tires and automotive service. On a same location basis, commercial and retail sales were up 6.4% and 1.7%, respectively.

Miscellaneous income decreased to $10.0 million for the nine-month period of 1998 from $10.4 million for the nine-month period of 1997 primarily due to lower revenue from retail installment credit sales.

The gross margin rate increased to 31.6% for the nine-month period of 1998 compared to 31.1% for the same period of 1997.

The Company recorded net revenue from the sale of extended warranty contracts of $4.3 million for the nine-month period ended September 30, 1998 compared to $3.6 million for the same period of 1997. For further discussion see Note F of Notes to Financial Statements located elsewhere in this report.

Selling, administrative and general expenses increased 3.9% for the nine-month period of 1998 compared to the nine-month period of 1997 due to increased expenses associated with employee benefits and compensation. As a percentage of sales, however, these expensed decreased to 34.6% for the third quarter of 1998 compared to 34.9% for the third quarter of 1997.

Interest expense was up slightly due to higher average outstanding debt balances during the nine-month period. The average short term borrowing rate remained constant at 7.2% for the nine-month period of 1998 and 1997.

The Company recorded net income of $1.3 million or $.57 per share (basic and diluted) for the nine-month period ended September 30, 1998 compared to $926,000 or $.42 per share (basic and diluted) for the nine-month period ended September 30, 1997.

Financial Position

Net cash used in operating activities of $3.6 million. was primarily used in seasonal increases in accounts receivable.

Net cash used in investing activities of $2.1 million was principally for capital equipment.

Financing activities reflect a net increase in short-term borrowings of $5.7 million which was used to fund working capital requirements. Short-term debt is originated through the Company's majority shareholder, The Goodyear Tire & Rubber Company, which provides an open line of credit.

Year 2000 Compliance

          Computers and the programs which they run have typically recorded and stored dates with a two character representation for the year, making the year 2000 indistinguishable from the year 1900. This situation could result in system failure or miscalculation where program logic is date sensitive and is generally referred to as the "Year 2000 Problem".

          The Company has developed a plan to assess and modify its computer programs, files, and data interchanges to correctly recognize and process dates. The Company has determined that these modifications are approximately 90% completed and on schedule to be completed in the first quarter of 1999. A plan is being developed to modify programs and systems provided by outside vendors to be Year 2000 compliant. It is expected that these modifications will be completed in the first quarter of 1999.

          The Company is currently contacting third parties with which it has material relationships, including its material customers and suppliers, to attempt to determine their preparedness with respect to Year 2000 issues and to analyze the risk to the Company in the event such third parties experience significant business interruptions as a result of Year 2000 noncompliance. The Company expects to complete this review and analysis and to determine the need for contingency planning in this regard by the end of the first quarter of 1999.

          Although the Company believes its planning efforts are adequate to address its Year 2000 concerns, there can be no assurance that the Company will not experience unanticipated negative consequences and material costs caused by undetected errors or defects in the technology used in its internal systems, or that the systems of third parties on which the Company relies will be made compliant on a timely basis and will not have any material adverse effect on the Company. The Company is currently unable to estimate the most reasonably likely worst-case effects of the arrival of the year 2000 and does not currently have a contingency plan in place for any such unanticipated negative effects. The Company intends to analyze reasonably likely worst-case scenarios and the need for such contingency planning once the system modifications and review of third-party preparedness described above have been completed and expects to complete this analysis by the end of the second quarter 1999.

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

Forward-Looking Information - Safe Harbor Statement

          The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that relate to the Company's plans and objectives. These statements are subject to risks and uncertainties. Readers should note that these risks and uncertainties could cause actual results and developments to be materially different form those expressed or implied by any of these forward-looking statements.


                             Comparative Sales Table
                             (Amounts In Thousands)

          COMMERCIAL SALES BY PRODUCT LINE


                         THREE MONTHS ENDED SEPTEMBER 30         NINE MONTHS ENDED SEPTEMBER 30
                         --------------------------------     ----------------------------------
                           1998         1997   % VARIANCE       1998          1997    % VARIANCE
                         -------      -------  ----------     --------      --------  ----------
    New Tires            $22,636      $21,151         7.0%    $ 59,230      $ 55,577        6.6%
    Retreading            11,223       10,812         3.8%      31,798        30,593        3.9%
    Service                8,069        7,196        12.1%      21,975        20,151        9.1%
    Rubber Products        2,960        2,811         5.3%       8,896         8,220        8.2%
                         -------      -------                 --------      --------
        Total            $44,888      $41,970         7.0%    $121,899      $114,541        6.4%
                         =======      =======                 ========      ========


          DETAIL SALES BY PRODUCT LINE


                         THREE MONTHS ENDED SEPTEMBER 30         NINE MONTHS ENDED SEPTEMBER 30
                         --------------------------------     ----------------------------------
                           1998         1997   % VARIANCE       1998          1997    % VARIANCE
                         -------      -------  ----------     --------      --------  ----------
    Hard Goods           $ 8,328        8,911      -6.5%      $29,092       $29,155       -0.2%
    New Tires              6,256        6,006       4.2%       17,689        17,004        4.0%
    Retreading               143          131       9.2%          385           359        7.2%
    Service                7,152        7,197      -0.6%       21,455        20,911        2.6%
                         -------      -------                 -------       -------
        Total            $21,879      $22,245      -1.6%      $68,621       $67,429        1.8%
                         =======      =======                 =======       =======

PART II - OTHER INFORMATION

Item 5.   Other Information

The Agreement and Plan of Share Exchange dated May 5, 1998 between the Company and The Goodyear Tire & Rubber Company, which has been previously reported provides for Goodyear to acquire the 556,924 shares (approximately 25%) of Brad Ragan, Inc. common stock that it does not already own for a cash price of $37.25 per share, remains subject to approval by the Company's shareholders at the Annual Shareholders Meeting, which is currently expected to be held in December, 1998. The Company expects Goodyear to vote the shares it already owns in favor of the transaction, thus assuring its approval.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits:
                    Exhibit No. 27 - Financial Data Schedule dated September 30, 1998.
          (b)  Reports on Form 8-K:
                    No reports on Form 8-K were filed during the quarter for which this report is filed.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  BRAD RAGAN, INC.
                                         ------------------------------------
                                                    (Registrant)




DATE:   November 11, 1998            By:         /s/  R. J. Carr
       -----------------------           ------------------------------------
                                         R. J. Carr, Vice President - Finance
                                              and Chief Financial Officer